Form 10-Q
period 2017-09-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2017-11-14
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-220497 (Rangers Sub I, LLC)
Commission File Number 333-39595-01 (FelCor Lodging Limited Partnership)

RANGERS SUB I, LLC
FELCOR LODGING LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Maryland (Rangers Sub I, LLC)	30-1001580
Delaware (FelCor Lodging Limited Partnership)	75-2544994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o RLJ Lodging Trust
3 Bethesda Metro Center, Suite 1000
Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(301) 280-7777
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Rangers Sub I, LLC (refer to the Note below)                             ☐ Yes  ☒ No
FelCor Lodging Limited Partnership (refer to the Note below)                     ☐ Yes  ☒ No
Note: As voluntary filers not subject to the filing requirements of the Securities Exchange Act of 1934, the registrants have filed all reports pursuant to Section 13 or 15(d) for the preceding 12 months as if they were subject to such filing requirements.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Rangers Sub I, LLC                                         ☒ Yes  ☐ No
FelCor Lodging Limited Partnership                                 ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Rangers Sub I, LLC:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

FelCor Lodging Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of November 14, 2017, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of November 14, 2017, FelCor Holdings Trust owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

EXPLANATORY NOTE

On August 31, 2017 (the "Acquisition Date"), RLJ Lodging Trust ("RLJ"), RLJ Lodging Trust, L.P. ("RLJ LP"), Rangers Sub I, LLC, a wholly owned subsidiary of RLJ LP ("Rangers"), and Rangers Sub II, LP, a wholly owned subsidiary of RLJ LP ("Partnership Merger Sub") consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement") dated as of April 23, 2017 with FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP"), pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Where it is important to distinguish between the entities, we either refer specifically to Rangers, FelCor, or FelCor LP. Otherwise, we use the terms "we" or "our" to refer to Rangers, FelCor, and FelCor LP, collectively (including their consolidated subsidiaries), unless the content indicates otherwise.

This quarterly report on Form 10-Q for the quarter ended September 30, 2017 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotels and conducts other business.

We believe combining the periodic reports for Rangers and FelCor LP into a single combined report results in the following benefits:

•	presents the business as a whole (the same way management views and operates the business);

•	eliminates duplicative disclosure and provides a more streamlined presentation (a substantial portion of our disclosure applies to both Rangers and FelCor LP); and

•	saves time and cost by preparing combined reports instead of separate reports.

Rangers consolidates FelCor LP for financial reporting purposes. Rangers has no assets other than its indirect investment in FelCor LP and no liabilities separate from FelCor LP. Therefore, the reported assets and liabilities for Rangers and FelCor LP are substantially identical.

RLJ LP owns 100% of Rangers. Rangers indirectly owns 99% of FelCor LP. A wholly owned subsidiary of RLJ LP owns the remaining 1% of FelCor LP, which is a noncontrolling interest that is reflected within the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity treatment, the consolidated financial statements for Rangers and FelCor LP are nearly identical, except that net income (loss) attributable to the 1% noncontrolling interest in FelCor LP is deducted from Rangers' net income (loss) in order to arrive at net income (loss) attributable to Rangers.

We present the sections in this report combined unless separate disclosure is required for clarity.

RLJ accounted for the Mergers noted above under the acquisition method of accounting in ASC 805, Business Combinations. In accordance with the guidance, RLJ elected to apply pushdown accounting to our consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired and the liabilities assumed in the Mergers. Accordingly, our consolidated financial statements for the periods before and after the Acquisition Date reflect different bases of accounting, and the financial positions and the results of operations for those periods are not comparable. As a result, the consolidated financial statements and the notes to those financial statements are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor," and the period after the Acquisition Date is identified as "Successor." The new basis of accounting for the assets and liabilities that existed on the Acquisition Date will be used in the preparation of our future financial statements and footnotes.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share/unit and per share data)
(unaudited)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$2,672,728	$1,566,823
Investment in unconsolidated joint ventures	17,117	8,312
Cash and cash equivalents	10,503	47,317
Restricted cash reserves	6,671	19,491
Hotel and other receivables, net of allowance of $0 and $177, respectively	—	26,651
Related party rent receivable	12,582	—
Intangible assets, net	129,703	—
Prepaid expense and other assets	11,058	38,498
Total assets	$2,860,362	$1,707,092
Liabilities and Equity
Debt, net	$1,303,907	$1,338,326
Accounts payable and other liabilities	72,451	78,282
Advance deposits and deferred revenue	—	25,405
Accrued interest	12,049	12,750
Distributions payable	4,308	14,858
Total liabilities	1,392,715	1,469,621

Commitments and Contingencies (Note 9)
Redeemable noncontrolling interests in FelCor LP, 610,183 units issued and outstanding at December 31, 2016	—	4,888

Equity
Member's/Shareholders' equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized at December 31, 2016
Series A Cumulative Convertible Preferred Shares, 12,879,475 shares issued and outstanding at December 31, 2016	—	309,337
Common shares, $0.01 par value, 200,000,000 shares authorized and 137,990,097 shares issued and outstanding at December 31, 2016	—	1,380
Additional paid-in capital	—	2,576,988
Member's equity	1,399,429	—
Retained earnings (Accumulated deficit)	4,321	(2,706,408)
Total member's/shareholders’ equity	1,403,750	181,297
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	5,286	7,503
Noncontrolling interest in FelCor LP	14,181	—
Total noncontrolling interest	19,467	7,503
Preferred equity in a consolidated joint venture, liquidation value of $45,401 and $44,667 at September 30, 2017 and December 31, 2016, respectively	44,430	43,783
Total equity	1,467,647	232,583
Total liabilities and equity	$2,860,362	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor		Successor	Predecessor
	September 1 through September 30,	July 1 through August 31,	For the three months ended September 30,	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016	2017	2017	2016
Revenue
Operating revenue
Room revenue	$—	$111,977	$174,169	$—	$425,682	$514,563
Food and beverage revenue	—	20,577	34,260	—	90,572	117,489
Related party lease revenue	20,854	—	—	20,854	—	—
Other revenue	—	10,417	14,552	—	35,261	38,979
Total revenue	$20,854	$142,971	$222,981	$20,854	$551,515	$671,031
Expense
Operating expense
Room expense	$—	$28,652	$44,032	$—	$112,813	$131,479
Food and beverage expense	—	17,325	28,227	—	71,828	91,775
Management and franchise fee expense	—	4,625	8,047	—	19,901	25,773
Other operating expense	—	37,272	56,695	—	147,827	176,090
Total property operating expense	—	87,874	137,001	—	352,369	425,117
Depreciation and amortization	5,974	17,699	28,280	5,974	73,065	86,640
Impairment loss	—	—	20,126	—	35,109	26,459
Property tax, insurance and other	4,449	12,647	22,723	4,449	44,278	54,139
General and administrative	192	2,785	6,244	192	16,006	20,691
Transaction costs	1,039	61,932	—	1,039	68,248	—
Total operating expense	11,654	182,937	214,374	11,654	589,075	613,046
Operating income (loss)	9,200	(39,966)	8,607	9,200	(37,560)	57,985
Other income	—	—	—	—	100	100
Interest income	3	46	18	3	126	46
Interest expense	(4,779)	(12,908)	(19,446)	(4,779)	(51,690)	(59,101)
Loss on debt extinguishment	—	(3,278)	—	—	(3,278)	—
Income (loss) before equity in income from unconsolidated joint ventures	4,424	(56,106)	(10,821)	4,424	(92,302)	(970)
Equity in income from unconsolidated joint ventures	115	556	814	115	1,074	1,386
Income (loss) before income tax benefit (expense)	4,539	(55,550)	(10,007)	4,539	(91,228)	416
Income tax benefit (expense)	—	551	246	—	(499)	(144)
Income (loss) from continuing operations	4,539	(54,999)	(9,761)	4,539	(91,727)	272

Loss from discontinued operations	—	(3,415)	(3,131)	—	(3,415)	(3,131)
Income (loss) before gain (loss) on sale of hotel properties	4,539	(58,414)	(12,892)	4,539	(95,142)	(2,859)
Gain (loss) on sale of hotel properties	—	(891)	7,998	—	(1,764)	6,654
Net income (loss) and comprehensive income (loss)	4,539	(59,305)	(4,894)	4,539	(96,906)	3,795
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(51)	108	114	(51)	545	601
Noncontrolling interest in FelCor LP	(45)	274	50	(45)	495	67
Preferred distributions - consolidated joint venture	(122)	(252)	(369)	(122)	(979)	(1,093)
Net income (loss) and comprehensive income (loss) attributable to Rangers	4,321	(59,175)	(5,099)	4,321	(96,845)	3,370
Preferred dividends	—	(4,186)	(6,279)	—	(16,744)	(18,837)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,321	$(63,361)	$(11,378)	$4,321	$(113,589)	$(15,467)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders		$(0.43)	$(0.06)		$(0.80)	$(0.09)
Net loss per share attributable to common shareholders		$(0.46)	$(0.08)		$(0.83)	$(0.11)
Weighted-average number of common shares		137,904,668	137,463,547		137,331,743	138,437,454

Dividends declared per common share		$0.04	$0.06		$0.16	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	(96,845)	(545)	979	(96,411)
Issuance of stock awards	—	—	1,998,497	20	839	—	—	—	859
Amortization of share-based compensation	—	—	—	—	11,946	—	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(893,309)	(9)	—	(6,425)	—	—	(6,434)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	(196)	—	—	—	(196)
Contribution from the noncontrolling interests	—	—	—	—	—	—	333	—	333
Distribution to noncontrolling interests	—	—	—	—	—	—	(150)	—	(150)
Distributions on Series A preferred shares	—	—	—	—	—	(16,744)	—	—	(16,744)
Distributions on common shares and units	—	—	—	—	—	(22,468)	—	—	(22,468)
Preferred distributions in a consolidated joint venture	—	—	—	—	—	—	—	(979)	(979)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	647	647
Predecessor - Balance at August 31, 2017	12,879,475	$309,337	139,095,285	$1,391	$2,589,577	$(2,848,890)	$7,141	$44,430	$102,986

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity

Successor - Balance at September 1, 2017	$1,462,053	$—	$14,769	$5,157	$44,430	$1,526,409
Distribution of FelCor TRS	(78,882)	—	(797)	78	—	(79,601)
Net income and comprehensive income	—	4,321	45	51	122	4,539
Contributions	35,190	—	355	—	—	35,545
Distributions	(18,932)	—	(191)	—	—	(19,123)
Preferred distributions - consolidated joint venture	—	—	—	—	(122)	(122)
Successor - Balance at September 30, 2017	$1,399,429	$4,321	$14,181	$5,286	$44,430	$1,467,647

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2015	12,879,475	$309,337	141,807,821	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	3,370	(601)	1,093	3,862
Repurchase of common shares	—	—	(4,609,855)	(45)	—	(30,417)	—	—	(30,462)
Issuance of stock awards	—	—	673,078	6	823	—	—	—	829
Cumulative effect of change in accounting for share-based compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Amortization of share-based compensation	—	—	—	—	8,008	—	—	—	8,008
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(98,327)	(1)	—	(591)	—	—	(592)
Conversion of operating partnership units into common shares	—	—	1,279	—	9	—	—	—	9
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	355	—	—	—	355
Contribution from the noncontrolling interests	—	—	—	—	—	—	552	—	552
Distribution to noncontrolling interests	—	—	—	—	—	—	(16)	—	(16)
Distributions on Series A preferred shares	—	—	—	—	—	(18,837)	—	—	(18,837)
Distributions on common shares and units	—	—	—	—	—	(24,976)	—	—	(24,976)
Preferred distributions in a consolidated joint venture	—	—	—	—	—	—	—	(1,093)	(1,093)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	597	597
Predecessor - Balance at September 30, 2016	12,879,475	$309,337	137,773,996	$1,378	$2,576,895	$(2,689,753)	$7,741	$43,783	$249,381

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016
Cash flows from operating activities
Net income (loss)	$4,539	$(96,906)	$3,795
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	—	5,079	(3,623)
Depreciation and amortization	5,974	73,065	86,640
Amortization of deferred financing costs	—	2,803	2,932
Other amortization	(526)	—	—
Equity in income from unconsolidated joint ventures	(115)	(1,074)	(1,386)
Distributions of income from unconsolidated joint ventures	750	333	769
Amortization of fixed stock and directors' compensation	—	3,833	5,338
Equity-based severance	—	8,372	2,891
Loss on debt extinguishment	—	3,278	—
Impairment	—	35,109	26,459
Changes in assets and liabilities:
Hotel and other receivables, net	(12,582)	(6,155)	(10,231)
Prepaid expense and other assets	12	2,954	(6,280)
Accounts payable and other liabilities	1,349	54,361	7,475
Advance deposits and deferred revenue	—	4,426	(51)
Accrued interest	(10,563)	9,862	(684)
Net cash flow (used in) provided by operating activities	(11,162)	99,340	114,044
Cash flows from investing activities
Acquisition of land	—	—	(8,209)
Proceeds from the sale of hotel properties, net	—	73,416	101,721
Improvements and additions to hotel properties	(55)	(63,802)	(51,328)
Insurance proceeds	—	—	94
Distributions from unconsolidated joint ventures in excess of earnings	—	840	786
(Increase) decrease in the restricted cash reserves, net	(623)	2,453	(4,428)
Net cash flow (used in) provided by investing activities	(678)	12,907	38,636
Cash flows from financing activities
Proceeds from borrowings	—	66,000	55,000
Repayments of borrowings	(471)	(121,691)	(141,989)
Repurchase of common shares under a share repurchase program	—	—	(30,462)
Repurchase of common shares to satisfy employee withholding requirements	—	(6,434)	(592)
Contributions from members	35,545	—	—
Distributions to members	(19,123)	—	—
Distribution of FelCor TRS	(40,878)	—	—
Distributions on preferred shares	—	(18,836)	(18,837)
Distributions on common shares	—	(30,926)	(25,141)
Distributions on Operating Partnership units	—	(134)	(110)
Payments of deferred financing costs	—	—	(12)
Distributions to noncontrolling interests	—	(150)	(16)
Contributions from noncontrolling interests	—	333	552
Preferred distributions - consolidated joint venture	(126)	(977)	(1,097)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	647	597
Net cash flow used in financing activities	(25,053)	(112,168)	(162,107)
Effect of exchange rate changes on cash	—	—	(9)
Net change in cash and cash equivalents	(36,893)	79	(9,436)
Cash and cash equivalents, beginning of period	47,396	47,317	59,786
Cash and cash equivalents, end of period	$10,503	$47,396	$50,350
The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$2,672,728	$1,566,823
Investment in unconsolidated joint ventures	17,117	8,312
Cash and cash equivalents	10,503	47,317
Restricted cash reserves	6,671	19,491
Hotel and other receivables, net of allowance of $0 and $177, respectively	—	26,651
Related party rent receivable	12,582	—
Intangible assets, net	129,703	—
Prepaid expense and other assets	11,058	38,498
Total assets	$2,860,362	$1,707,092
Liabilities and Partners' Capital
Debt, net	$1,303,907	$1,338,326
Accounts payable and other liabilities	72,451	78,282
Advance deposits and deferred revenue	—	25,405
Accrued interest	12,049	12,750
Distributions payable	4,308	14,858
Total liabilities	1,392,715	1,469,621

Commitments and Contingencies (Note 9)
Redeemable units, 610,183 units issued and outstanding at December 31, 2016	—	4,888

Partners' Capital
Partners’ capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879,475 units issued and outstanding at December 31, 2016	—	309,337
Common units, $0.01 par value, 137,990,097 units issued and outstanding at December 31, 2016	—	(128,040)
Partners' capital	1,413,565	—
Retained earnings	4,366	—
Total partners’ capital	1,417,931	181,297
Noncontrolling interest in consolidated joint ventures	5,286	7,503
Preferred capital in a consolidated joint venture, liquidation value of $45,401 and $44,667 at September 30, 2017 and December 31, 2016, respectively	44,430	43,783
Total partners' capital	1,467,647	232,583
Total liabilities and partners' capital	$2,860,362	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Successor	Predecessor		Successor	Predecessor
	September 1 through September 30,	July 1 through August 31,	For the three months ended September 30,	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016	2017	2017	2016
Revenue
Operating revenue
Room revenue	$—	$111,977	$174,169	$—	$425,682	$514,563
Food and beverage revenue	—	20,577	34,260	—	90,572	117,489
Related party lease revenue	20,854	—	—	20,854	—	—
Other revenue	—	10,417	14,552	—	35,261	38,979
Total revenue	$20,854	$142,971	$222,981	$20,854	$551,515	$671,031
Expense
Operating expense
Room expense	$—	$28,652	$44,032	$—	$112,813	$131,479
Food and beverage expense	—	17,325	28,227	—	71,828	91,775
Management and franchise fee expense	—	4,625	8,047	—	19,901	25,773
Other operating expense	—	37,272	56,695	—	147,827	176,090
Total property operating expense	—	87,874	137,001	—	352,369	425,117
Depreciation and amortization	5,974	17,699	28,280	5,974	73,065	86,640
Impairment loss	—	—	20,126	—	35,109	26,459
Property tax, insurance and other	4,449	12,647	22,723	4,449	44,278	54,139
General and administrative	192	2,785	6,244	192	16,006	20,691
Transaction costs	1,039	61,932	—	1,039	68,248	—
Total operating expense	11,654	182,937	214,374	11,654	589,075	613,046
Operating income (loss)	9,200	(39,966)	8,607	9,200	(37,560)	57,985
Other income	—	—	—	—	100	100
Interest income	3	46	18	3	126	46
Interest expense	(4,779)	(12,908)	(19,446)	(4,779)	(51,690)	(59,101)
Loss on debt extinguishment	—	(3,278)	—	—	(3,278)	—
Income (loss) before equity in income from unconsolidated joint ventures	4,424	(56,106)	(10,821)	4,424	(92,302)	(970)
Equity in income from unconsolidated joint ventures	115	556	814	115	1,074	1,386
Income (loss) before income tax benefit (expense)	4,539	(55,550)	(10,007)	4,539	(91,228)	416
Income tax benefit (expense)	—	551	246	—	(499)	(144)

Income (loss) from continuing operations	4,539	(54,999)	(9,761)	4,539	(91,727)	272
Loss from discontinued operations	—	(3,415)	(3,131)	—	(3,415)	(3,131)
Income (loss) before gain (loss) on sale of hotel properties	4,539	(58,414)	(12,892)	4,539	(95,142)	(2,859)
Gain (loss) on sale of hotel properties	—	(891)	7,998	—	(1,764)	6,654
Net income (loss) and comprehensive income (loss)	4,539	(59,305)	(4,894)	4,539	(96,906)	3,795
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(51)	108	114	(51)	545	601
Preferred distributions - consolidated joint venture	(122)	(252)	(369)	(122)	(979)	(1,093)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	4,366	(59,449)	(5,149)	4,366	(97,340)	3,303
Preferred distributions	—	(4,186)	(6,279)	—	(16,744)	(18,837)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$4,366	$(63,635)	$(11,428)	$4,366	$(114,084)	$(15,534)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders		$(0.43)	$(0.06)		$(0.80)	$(0.09)
Net loss per unit attributable to common unitholders		$(0.46)	$(0.08)		$(0.83)	$(0.11)
Weighted-average number of common units		138,514,851	138,074,647		137,941,926	139,048,795

Distributions declared per common unit		$0.04	$0.06		$0.16	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	(97,340)	(545)	979	(96,906)
Amortization of FelCor share-based compensation	—	6,371	—	—	6,371
Allocation to the redeemable units in the Operating Partnership	—	433	—	—	433
Contribution from the noncontrolling interests	—	—	333	—	333
Distribution to noncontrolling interests	—	—	(150)	—	(150)
Distributions on common units	—	(39,346)	—	—	(39,346)
Preferred distributions in a consolidated joint venture	—	—	—	(979)	(979)
Issuance of preferred capital in a consolidated joint venture	—	—	—	647	647
Predecessor - Balance at August 31, 2017	$309,337	$(257,922)	$7,141	$44,430	$102,986

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital

Successor - Balance at September 1, 2017	$1,476,822	$—	$5,157	$44,430	$1,526,409
Distribution of FelCor TRS	(79,679)	—	78	—	(79,601)
Net income and comprehensive income	—	4,366	51	122	4,539
Contributions	35,545	—	—	—	35,545
Distributions	(19,123)	—	—	—	(19,123)
Preferred distributions - consolidated joint venture	—	—	—	(122)	(122)
Successor - Balance at September 30, 2017	$1,413,565	$4,366	$5,286	$44,430	$1,467,647

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Net income (loss) and comprehensive income (loss)	—	3,303	(601)	1,093	3,795
Repurchase of common units	—	(30,462)	—	—	(30,462)
Amortization of FelCor share-based compensation	—	8,245	—	—	8,245
Allocation to the redeemable units in the Operating Partnership	—	541	—	—	541
Contribution from the noncontrolling interests	—	—	552	—	552
Distribution to noncontrolling interests	—	—	(16)	—	(16)
Distributions on common units	—	(43,923)	—	—	(43,923)
Preferred distributions in a consolidated joint venture	—	—	—	(1,093)	(1,093)
Issuance of preferred capital in a consolidated joint venture	—	—	—	597	597
Predecessor - Balance at September 30, 2016	$309,337	$(111,480)	$7,741	$43,783	$249,381

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016
Cash flows from operating activities
Net income (loss)	$4,539	$(96,906)	$3,795
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	—	5,079	(3,623)
Depreciation and amortization	5,974	73,065	86,640
Amortization of deferred financing costs	—	2,803	2,932
Other amortization	(526)	—	—
Equity in income from unconsolidated joint ventures	(115)	(1,074)	(1,386)
Distributions of income from unconsolidated joint ventures	750	333	769
Amortization of fixed stock and directors' compensation	—	3,833	5,338
Equity-based severance	—	8,372	2,891
Loss on debt extinguishment	—	3,278	—
Impairment	—	35,109	26,459
Changes in assets and liabilities:
Hotel and other receivables, net	(12,582)	(6,155)	(10,231)
Prepaid expense and other assets	12	2,954	(6,280)
Accounts payable and other liabilities	1,349	54,361	7,475
Advance deposits and deferred revenue	—	4,426	(51)
Accrued interest	(10,563)	9,862	(684)
Net cash flow (used in) provided by operating activities	(11,162)	99,340	114,044
Cash flows from investing activities
Acquisition of land	—	—	(8,209)
Proceeds from the sale of hotel properties, net	—	73,416	101,721
Improvements and additions to hotel properties	(55)	(63,802)	(51,328)
Insurance proceeds	—	—	94
Distributions from unconsolidated joint ventures in excess of earnings	—	840	786
(Increase) decrease in the restricted cash reserves, net	(623)	2,453	(4,428)
Net cash flow (used in) provided by investing activities	(678)	12,907	38,636
Cash flows from financing activities
Proceeds from borrowings	—	66,000	55,000
Repayments of borrowings	(471)	(121,691)	(141,989)
Repurchase of common units	—	—	(30,462)
Repurchase of FelCor common shares to satisfy employee withholding requirements	—	(6,434)	(592)
Contributions from partners	35,545	—	—
Distributions to partners	(19,123)	—	—
Distribution of FelCor TRS	(40,878)	—	—
Distributions to preferred unitholders	—	(18,836)	(18,837)
Distributions to common unitholders	—	(30,926)	(25,141)
Distributions to FelCor LP limited partners	—	(134)	(110)
Payments of deferred financing costs	—	—	(12)
Distributions to noncontrolling interests	—	(150)	(16)
Contributions from noncontrolling interests	—	333	552
Preferred distributions - consolidated joint venture	(126)	(977)	(1,097)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	647	597
Net cash flow used in financing activities	(25,053)	(112,168)	(162,107)
Effect of exchange rate changes on cash	—	—	(9)
Net change in cash and cash equivalents	(36,893)	79	(9,436)
Cash and cash equivalents, beginning of period	47,396	47,317	59,786
Cash and cash equivalents, end of period	$10,503	$47,396	$50,350
The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Notes to the Consolidated Financial Statements
(unaudited)

1.              Organization

Rangers Sub I, LLC ("Rangers") is a Maryland limited liability company. Rangers owns an indirect 99% partnership interest in FelCor Lodging Limited Partnership ("FelCor LP"). Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P. ("RLJ LP"), owns the remaining 1% partnership interest and is the sole general partner of FelCor LP. Rangers and FelCor LP are collectively referred to as the "Company." Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through FelCor LP. The Company owns primarily premium-branded, upper-upscale and luxury hotels located in major markets and resort locations.

As of September 30, 2017, the Company owned 37 hotel properties with approximately 11,215 rooms, located in 14 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 34 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 35 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 36 of its 37 hotel properties to subsidiaries of RLJ LP.

2.              Merger with RLJ

On August 31, 2017 (the "Acquisition Date"), RLJ Lodging Trust ("RLJ"), RLJ LP, Rangers, and Rangers Sub II, LP, a wholly owned subsidiary of RLJ LP ("Partnership Merger Sub"), consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor Lodging Trust Incorporated ("FelCor") and FelCor LP pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

RLJ accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. In accordance with the guidance, RLJ elected to apply pushdown accounting to the Company's consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired and the liabilities assumed in the Mergers. Accordingly, the consolidated financial statements of the Company for the periods before and after the Acquisition Date reflect different bases of accounting, and the financial positions and the results of operations for those periods are not comparable. As a result, the consolidated financial statements and the notes to those financial statements are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor," and the period after the Acquisition Date is identified as "Successor". The new basis of accounting for the assets and liabilities that existed on the Acquisition Date will be used in the preparation of the Company's future financial statements and footnotes.

At the closing of the Mergers, FelCor LP had controlling financial interests in various hotel property-owning subsidiaries (the "Lessors"), and FelCor TRS Holdings, LLC (the "FelCor TRS") and its property-operating subsidiaries (the "Lessees"). The hotel properties were leased through intercompany lease agreements between the Lessors and the Lessees which eliminated in consolidation. Immediately after the consummation of the Mergers and the push down of the allocation of the purchase price consideration, the Company distributed its equity interests in FelCor TRS to RLJ LP. The Company accounted for the distribution as a transaction amongst entities under common control. As a result of the distribution of its equity interests in FelCor TRS, the leases between the Lessors and the Lessees no longer eliminate in consolidation.

The following table reflects the new basis of accounting for the assets and liabilities that existed on the Acquisition Date and the impact of the distribution of the equity interests in FelCor TRS to RLJ LP :

	August 31, 2017
	New Basis Before FelCor TRS Distribution	FelCor TRS Distribution	New Basis After FelCor TRS Distribution
Investment in hotel properties	$2,673,629	$(2,000)	$2,671,629
Investment in unconsolidated joint ventures	25,651	(7,900)	17,751
Cash and cash equivalents	47,396	(40,878)	6,518
Restricted cash reserves	17,038	(10,989)	6,049
Hotel and other receivables	28,308	(28,308)	—
Deferred income tax asset	32,000	(32,000)	—
Intangible assets	151,706	(21,546)	130,160
Prepaid expenses and other assets	22,525	(11,417)	11,108
Debt	(1,305,337)	—	(1,305,337)
Accounts payable and other liabilities	(115,788)	51,642	(64,146)
Advance deposits and deferred revenue	(23,795)	23,795	—
Accrued interest	(22,612)	—	(22,612)
Distributions payable	(4,312)	—	(4,312)
Total equity	$1,526,409	$(79,601)	$1,446,808

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company's consolidated financial statements.

RLJ used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — RLJ estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective hotel properties.

•
Investment in unconsolidated joint ventures — RLJ estimated the fair value of its real estate interests in the unconsolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. In addition, RLJ estimated the fair value of an unconsolidated joint venture's mortgage loan by using the same valuation methodology for the debt noted below. RLJ recognized the net assets acquired based on its respective ownership interest in the joint venture according to the joint venture agreement.

•
Deferred income tax asset — RLJ estimated the fair value of the deferred income tax asset by estimating the amount of the net operating loss that will be utilized in future periods by the acquired taxable REIT subsidiaries. RLJ then applied its applicable effective tax rate against the net operating losses to determine the appropriate deferred tax asset to recognize. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy.

•
Intangible assets — RLJ estimated the fair value of its below market lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The below market lease intangible assets are amortized as adjustments to rental expense over the remaining terms of the respective leases. The Company estimated the fair value of the advanced bookings intangible assets by using the income approach to determine the projected cash flows that a hotel property will receive as a result of future hotel room and guests events that have already been reserved and pre-booked at the hotel property as of the acquisition date. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The advanced bookings intangible assets are amortized over the duration of the hotel room and guest event reservations period at the hotel property. The Company recognized the following intangible assets in the Mergers (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Below market ground leases	$128,181	53
Advanced bookings	15,146	1
Other intangible assets	8,379	6
Total intangible assets	$151,706	45

•
Above market lease liabilities — RLJ estimated the fair value of its above market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The Company recognized approximately $14.6 million of above market lease liabilities in the Mergers, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market lease liabilities are amortized as adjustments to rental expense over the remaining terms of the respective leases.

•
Debt — RLJ estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. RLJ estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

•
Noncontrolling interest in consolidated joint ventures — RLJ estimated the fair value of the consolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. RLJ then recognized the fair value of the noncontrolling interest in the consolidated joint ventures based on the joint venture partner's ownership interest in the consolidated joint venture. This valuation methodology is based on Level 2 and Level 3 inputs and assumptions in the fair value hierarchy.

•
Preferred equity in a consolidated joint venture — RLJ estimated the fair value of the preferred equity in a consolidated joint venture by comparing the contractual terms of the preferred equity agreement to market-based terms of a similar preferred equity agreement, which is based on Level 3 inputs in the fair value hierarchy.

•
Restricted cash reserves, hotel and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, advance deposits and deferred revenue, accrued interest, and distributions payable — The carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

The Company recognized approximately $1.0 million of integration costs during the Successor period of September 1, 2017 through September 30, 2017. The Company recognized approximately $61.9 million and $68.2 million of transaction costs during the Predecessor period of July 1, 2017 through August 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017, respectively. The transaction costs primarily related to financial advisory, legal, accounting, severance, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs noted above were expensed to transaction costs in the consolidated statements of operations.

During the nine months ended September 30, 2017, there were no acquisitions of hotel properties.

3.              Summary of Significant Accounting Policies

The combined Annual Report on Form 10-K for the year ended December 31, 2016 of FelCor and FelCor LP contains a discussion of the significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2016.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive income (loss), statements of changes in equity (partners' capital) and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the combined Annual Report on Form 10-K of FelCor and FelCor LP filed with the SEC on February 24, 2017.

The consolidated financial statements include the accounts of Rangers, FelCor LP and its wholly-owned subsidiaries, and joint ventures in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company also records the real estate interests in two joint ventures in which it holds an indirect 50% interest using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

As a result of the merger with RLJ, certain prior period amounts in the Predecessor consolidated financial statements have been reclassified to conform to the financial statement presentation of the Company's parent company, RLJ. At December 31, 2016, the following reclassifications were made to the consolidated balance sheet:

•	Approximately $15.4 million was reclassified from accounts receivable to prepaid expense and other assets.

•	Approximately $4.5 million was reclassified from deferred expenses to prepaid expense and other assets.

•	Approximately $25.4 million was reclassified from accrued expenses and other liabilities to advance deposits and deferred revenue.

•	Approximately $12.8 million was reclassified from accrued expenses and other liabilities to accrued interest.

For the three and nine months ended September 30, 2016, respectively, the following reclassifications were made to the consolidated statements of operations and comprehensive income (loss):

•	Approximately $174.2 million and $514.6 million, respectively, was reclassified from hotel operating revenue to room revenue.

•	Approximately $34.3 million and $117.5 million, respectively, was reclassified from hotel operating revenue to food and beverage revenue.

•	Approximately $12.7 million and $35.3 million, respectively, was reclassified from hotel operating revenue to other operating department revenue.

•	Approximately $44.0 million and $131.5 million, respectively, was reclassified from hotel departmental expenses to room expense.

•	Approximately $28.2 million and $91.8 million, respectively, was reclassified from hotel departmental expenses to food and beverage expense.

•	Approximately $3.8 million and $11.6 million, respectively, was reclassified from hotel departmental expenses to other operating expense.

•	Approximately $7.6 million and $10.6 million, respectively, was reclassified from other expenses to property tax, insurance and other.

•	Approximately $0.1 million and $0.1 million, respectively, was reclassified from interest expense, net to interest income.

The Company also conformed the consolidated statements of operations and comprehensive loss for the Predecessor period of July 1, 2017 through August 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017 to the financial statement presentation of the Company's parent company, RLJ.

The reclassifications mentioned above had no impact to net income (loss), member's/shareholders’ equity (partners' capital) or cash flows.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company's hotel properties are leased through intercompany lease agreements between the Lessors and the Lessees. As a result of the distribution of its equity interests in FelCor TRS to RLJ LP, the leases between the Lessors and the Lessees no longer eliminate in consolidation. Base lease revenue is reported as income by the Lessor on a straight-line basis over the lease term. Percentage lease revenue is reported as income by the Lessor over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease agreements. The Lessees are in compliance with their rental obligations under their respective lease agreements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The new guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this new standard. For leases in which the Company is the lessor, specifically for a lease of the hotel property, the Company believes the application of the new standard will be similar to the current accounting for operating leases, in which the Company will continue to recognize the underlying leased asset as a hotel property on the consolidated balance sheet. For leases in which the Company is the lessee, the Company believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This new guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This new guidance provides additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both of these ASUs will be effective for the annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company expects to adopt the new guidance on January 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows, but such modifications are not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. The Company expects to adopt this new guidance on January 1, 2018. Based on the Company's assessment, the Company will evaluate each future acquisition (or disposal) to determine whether it will be considered to be an acquisition (or disposal) of assets or a business. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of the new guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new guidance on January 1, 2018. Based on the Company's assessment, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Land and improvements	$627,506	$271,662
Buildings and improvements	1,931,489	1,801,355
Furniture, fixtures and equipment	119,645	426,692
	2,678,640	2,499,709
Accumulated depreciation	(5,912)	(932,886)
Investment in hotel properties, net	$2,672,728	$1,566,823

For the Successor period of September 1, 2017 through September 30, 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $5.9 million. For the Predecessor period of July 1, 2017 through August 31, 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $17.7 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $73.1 million.

For the Predecessor three and nine months ended September 30, 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $28.3 million and $86.6 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for the Successor period of September 1, 2017 through September 30, 2017.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, the Company recorded a $24.8 million impairment loss on one hotel property, which was based on both third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). In June 2017, two hotel properties, including the hotel property that was previously impaired in March 2017, were classified as held for sale on the consolidated balance sheet. The basis for these hotel properties had previously been written down to the respective fair values of the hotel properties based on both third-party offers to purchase the hotel properties and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). The Company recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell.

During the Predecessor three and nine months ended September 30, 2016, the Company recorded a total impairment loss of $20.1 million and $26.5 million, respectively, related to two hotel properties. In June 2016, the Company recorded a $6.3 million impairment loss for a hotel property that was subsequently sold in the third quarter of 2016. The impairment loss was based on an accepted third-party offer to purchase the hotel property (a Level 2 input in the fair value hierarchy), which was a price that was less than the previously estimated fair value for the hotel property. The Company had previously recorded an impairment loss of $20.9 million for this hotel property in the third quarter of 2015 as a result of the Company determining the hotel property no longer met the Company's investment criteria. In September 2016, the Company recorded a $20.1 million impairment loss on a hotel property. The impairment loss was based on both third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy).

5.              Investment in Unconsolidated Joint Ventures

As of September 30, 2017 and December 31, 2016, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2017 and December 31, 2016, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Equity basis of the joint venture investments	$(4,808)	$1,370
Cost of the joint venture investments in excess of the joint venture book value	21,925	6,942
Investment in unconsolidated joint ventures	$17,117	$8,312

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor	Predecessor		Successor	Predecessor
	September 1 through September 30,	July 1 through August 31,	For the three months ended September 30,	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016	2017	2017	2016
Unconsolidated joint ventures net income attributable to the Company	$208	$621	$911	$208	$1,332	$1,676
Depreciation of cost in excess of book value	(93)	(65)	(97)	(93)	(258)	(290)
Equity in income from unconsolidated joint ventures	$115	$556	$814	$115	$1,074	$1,386

6.            Sale of Hotel Properties

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $92.0 million. In conjunction with these transactions, the Company recorded a $1.6 million loss on sale, which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2017:

Hotel Property Name	Location	Sale Date	Rooms
Morgans New York	New York, NY	July 17, 2017	117
Royalton New York	New York, NY	August 1, 2017	168
		Total	285

During the Predecessor nine months ended September 30, 2016, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $107.5 million. In conjunction with these transactions, the Company recorded a $7.5 million net gain on sale, which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2016:

Hotel Property Name	Location	Sale Date	Rooms
Renaissance Esmeralda Indian Wells Resort & Spa	Indian Wells, CA	August 2, 2016	560
Holiday Inn Nashville Airport	Nashville, TN	September 1, 2016	383
		Total	943

7.              Debt

The Company's debt consisted of the following (in thousands):

				Outstanding Borrowings at
				Successor	Predecessor
	Number of Assets Encumbered	Interest Rate at September 30, 2017	Maturity Date	September 30, 2017	December 31, 2016
Senior secured notes (1)(2)(3)	9	5.63%	March 2023	$555,046	$525,000
Senior unsecured notes (1)(2)(3)	—	6.00%	June 2025	511,229	475,000
PNC Bank/Wells Fargo (4)	4	4.95%	October 2022	121,614	120,109
Prudential (5)	1	4.94%	October 2022	30,504	30,184
Scotiabank (1) (6) (7)	1	LIBOR + 3.00%	December 2017	85,514	85,000
Line of credit (8)	7	LIBOR + 2.75%	June 2019	—	119,000
	22			1,303,907	1,354,293
Deferred financing costs, net				—	(15,967)
Total Debt, net				$1,303,907	$1,338,326

(1)	Requires payments of interest only through maturity.

(2)
Includes $30.0 million and $36.2 million at September 30, 2017 related to fair value adjustments on the senior secured notes and the senior unsecured notes, respectively, that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)
The Company has the option to redeem the senior secured notes beginning March 1, 2018 at a premium of 102.8%. The Company also has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

(4)	Includes $3.2 million at September 30, 2017 related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)	Includes $0.8 million at September 30, 2017 related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	Includes $0.5 million at September 30, 2017 related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)	This mortgage loan can be extended for one year, subject to certain lender requirements.

(8)	At December 31, 2016, there was $281.0 million of borrowing capacity on the line of credit. The line of credit was paid down and terminated in connection with the Mergers.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes"), and certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at September 30, 2017 and December 31, 2016.

Interest Expense

During the Successor period of September 1, 2017 through September 30, 2017, the Company recognized $4.8 million of interest expense. During the Predecessor period of July 1, 2017 through August 31, 2017, the Company recognized $12.9 million of interest expense, which is net of capitalized interest of $0.3 million. During the Predecessor three months ended September 30, 2016, the Company recognized $19.4 million of interest expense, which is net of capitalized interest of $0.3 million.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized $51.7 million of interest expense, which is net of capitalized interest of $1.1 million. During the Predecessor nine months ended September 30, 2016, the Company recognized $59.1 million of interest expense, which is net of capitalized interest of $0.6 million.

8.              Fair Value

Fair Value Measurement

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

•	Level 1 — Inputs include quoted market prices in an active market for identical assets or liabilities.

•
Level 2 — Inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•	Level 3 — Inputs are unobservable and corroborated by little or no market data.

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash reserves, hotel and other receivables, accounts payable and other liabilities — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short term maturities.

•
Debt — The Company's Senior Notes had an estimated fair value of approximately $1.1 billion and $1.0 billion at September 30, 2017 and December 31, 2016, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company's mortgage loans and line of credit (as applicable to the reporting period) had an estimated fair value of approximately $236.5 million and $364.6 million at September 30, 2017 and December 31, 2016, respectively. The Company estimated the fair value of the mortgage loans and the line of credit by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $1.3 billion and $1.4 billion at September 30, 2017 and December 31, 2016, respectively. The total carrying value of the Company's debt was $1.3 billion and $1.3 billion at September 30, 2017 and December 31, 2016, respectively.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2017 and December 31, 2016, approximately $6.7 million and $19.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Lease Commitments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount and a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2018 (one hotel), 2019 (26 hotels), and thereafter (nine hotels). As of September 30, 2017, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2017	$22,721
2018	95,343
2019	84,611
2020 (1)	—
2021 (1)	—
Thereafter (1)	—
Total	$202,675

(1)
In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future minimum lease payments to the Company under the noncancelable operating leases will be determined.

Litigation

Other than the legal proceedings mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Shareholder Litigation

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with the Mergers. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of RLJ's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with RLJ. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

On July 21, 2017, the plaintiff in the Johnson Lawsuit filed a motion for preliminary injunction seeking to enjoin the Mergers. On August 8, 2017, however, the plaintiff withdrew that motion and represented that certain supplemental disclosures made by the Company had addressed the basis for its preliminary injunction request.

On August 10, 2017, an order was entered consolidating the three original Maryland cases under the caption In Re FelCor Lodging Securities Litig., Case No. 1:17-cv-1786 (the "Consolidated Action"). The Assad Lawsuit was designated as the lead case for the Consolidated Action. On September 28, 2017, the Bagheri Lawsuit was also consolidated into the Consolidated Action.

On August 11, 2017, the Maryland Court entered an order regarding the selection of a Lead Plaintiff for the Consolidated Action. No stockholder moved for appointment and no Lead Plaintiff was appointed by the Court.

On October 26, 2017, the plaintiff and defendants in the Bagheri Lawsuit filed a stipulation of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day, and ordered the clerk to close the case.

On November 2, 2017, the plaintiffs in the Assad, Johnson, and Sachs lawsuits filed a notice of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day.

Pension Trust Litigation

Prior to the Mergers, on March 24, 2016, an affiliate of InterContinental Hotels Group PLC, or IHG, which was previously the hotel management company for three of the Company’s hotels (two of which were sold in 2006, and one of which was converted by the Company into a Wyndham brand and operation in 2013), notified the Company that the pension trust fund in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. The Company’s hotel management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension trust fund with respect to those hotels.

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of September 30, 2017, the Company had accrued approximately $5.7 million for the future quarterly payments to the pension trust fund.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Successor company's consolidated financial statements do not include the financial information related to the Lessee's management agreements.

During the Predecessor comparative periods, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott, Wyndham, and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, have a base management fee generally between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the Predecessor period of July 1, 2017 through August 31, 2017, the Company recognized management fee expense of approximately $4.4 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized management fee expense of approximately $19.1 million. For the Predecessor three and nine months ended September 30, 2016, the Company recognized management fee expense of approximately $5.3 million and $17.6 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. For the Predecessor period of July 1, 2017 through August 31, 2017 and for the Predecessor three months ended September 30, 2016, the Company recorded $1.4 million and $1.8 million, respectively, for the pro-rata portion of the projected aggregate full-year guaranties. For the Predecessor period of January 1, 2017 through August 31, 2017 and for the nine months ended September 30, 2016, the Company recorded $3.8 million and $3.3 million, respectively, for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized these amounts as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the

Successor company's consolidated financial statements do not include the financial information related to the Lessee's franchise agreements.

During the Predecessor comparative periods, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 3.5% and 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the Predecessor period of July 1, 2017 through August 31, 2017, the Company recognized franchise fee expense of approximately $0.2 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized franchise fee expense of approximately $0.8 million. For the Predecessor three and nine months ended September 30, 2016, the Company recognized franchise fee expense of approximately $2.7 million and $8.2 million, respectively.

10.       Equity

Successor Company

Rangers Ownership Interests/FelCor LP Partnership Interests

As of September 30, 2017, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through a combination of direct and indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. Through September 30, 2017, the joint venture received $45.0 million in gross proceeds, including $650,000 in gross proceeds received in the nine months ended September 30, 2017, and $600,000 in gross proceeds received during the nine months ended September 30, 2016. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

Predecessor Company

Common Stock

In 2015, FelCor's Board of Directors authorized a share repurchase program to acquire up to $100.0 million of FelCor's shares of common stock, par value $0.01 per share (the "Common Stock"), through October 31, 2017. During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor did not repurchase and retire any of its shares of Common Stock. During the nine months ended September 30, 2016, FelCor repurchased and retired 4.6 million shares of its Common Stock for approximately $30.5 million (including commissions). FelCor repurchased a total of 6.6 million shares of Common Stock for $44.8 million (including commissions) under the share repurchase program.

Upon completion of the REIT Merger, each issued and outstanding share of Common Stock was converted into the right to receive 0.362 common shares of RLJ. Accordingly, for the Successor period, FelCor no longer has any issued, outstanding, or authorized shares of Common Stock.

Series A Cumulative Convertible Preferred Stock

FelCor's Board of Directors authorized the issuance of up to 20 million shares of preferred stock in one or more series. FelCor's $1.95 Series A cumulative convertible preferred stock, par value $0.01 per share (the "Series A Preferred Stock"), (units) had an annual cumulative dividend (distribution) that was payable in arrears equal to the greater of $1.95 per share (unit)

or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock (units) into which the Series A Preferred Stock (units) is then convertible. Each share of Series A Preferred Stock (unit) was convertible at the holder's option to 0.7752 shares of Common Stock (units), subject to certain adjustments.

Upon completion of the REIT Merger, each issued and outstanding share of Series A Preferred Stock was converted into the right to receive one $1.95 Series A Cumulative Convertible Preferred Share, par value $0.01 per share, of RLJ. Accordingly, for the Successor period, FelCor no longer has any issued, outstanding, or authorized shares of Series A Preferred Stock.

11.       Redeemable Noncontrolling Interests/Units in FelCor LP

In the Predecessor period, FelCor recorded the redeemable noncontrolling interests in FelCor LP, and FelCor LP recorded the redeemable units, in the mezzanine section (between liabilities and equity/partners' capital) of the consolidated balance sheets because of the redemption feature of the units. The redeemable noncontrolling interests/redeemable units held by the limited partners were redeemable for shares of Common Stock, or at the option of FelCor, for cash. Additionally, FelCor's consolidated statements of operations and comprehensive income (loss) separately present earnings attributable to the redeemable noncontrolling interests. FelCor adjusted the redeemable noncontrolling interests in FelCor LP (or redeemable units) each reporting period to reflect the greater of the carrying value based on the accumulation of historical costs or the redemption value. FelCor based the historical cost on the proportionate relationship between the carrying value of the equity associated with FelCor's common stockholders relative to that of FelCor LP's unitholders. FelCor based the redemption value on the closing price of the Common Stock at the end of the reporting period. FelCor allocated the net income (loss) to FelCor LP's noncontrolling limited partners based on their weighted average ownership percentage during the period.

At August 31, 2017 and December 31, 2016, FelCor carried 610,183 outstanding limited partnership units at $4.5 million and $4.9 million, respectively. FelCor based the value of the outstanding limited partnership units on the closing price of the Common Stock at August 31, 2017 ($7.30 per share) and December 31, 2016 ($8.01 per share).

The following table summarizes the changes in the redeemable noncontrolling interests (or redeemable units) (in thousands):

	Predecessor
	January 1 through August 31,	For the nine months ended September 30,
	2017	2016
Balance at beginning of the period	$4,888	$4,464
Conversion of units	—	(9)
Redemption value allocation	196	(355)
Distributions paid to unitholders	(134)	(110)
Net loss	(495)	(67)
Balance at end of the period	$4,455	$3,923

Upon completion of the Partnership Merger, each outstanding FelCor LP Common Unit was converted into 0.362 common units of limited partnership interest in RLJ LP, unless the respective limited partner of FelCor LP elected to redeem his or her FelCor LP Common Units and receive 0.362 common shares of RLJ. Accordingly, for the Successor period, the Company no longer recognizes a redeemable noncontrolling interest (or redeemable units) in FelCor LP on the consolidated balance sheets.

12.       Earnings (Loss) per Common Share/Unit

Successor Company

For the Successor period, RLJ LP, through direct and indirect wholly-owned subsidiaries, owns 100% of the ownership interests and is the sole member and partner of Rangers and FelCor LP, respectively.

Predecessor Company

Basic earnings (loss) per common share/unit is calculated by dividing net income (loss) attributable to common shareholders (unitholders) by the weighted-average number of common shares (units) outstanding during the period excluding the weighted-average number of unvested restricted shares (units) outstanding during the period. Diluted earnings per common share/unit is calculated by dividing net income attributable to common shareholders (unitholders) by the weighted-average number of common shares (units) outstanding during the period, plus any shares (units) that could potentially be outstanding during the period. The potential shares (units) consist of the unvested restricted share (unit) grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares (units) have been excluded from the diluted earnings (loss) per share (unit) calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends (distributions) or dividend (distribution) equivalents (whether paid or unpaid) are participating shares (units) and are considered in the computation of earnings (loss) per share (unit) pursuant to the two-class method. If there were any undistributed earnings allocable to the participating shares (units), they would be deducted from net income (loss) attributable to common shareholders (unitholders) used in the basic and diluted earnings (loss) per share (unit) calculations.

The limited partners’ outstanding limited partnership units in FelCor LP (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings (loss) per share (unit) calculation as there was no effect on the per share (unit) amounts, since the limited partners’ share of income would also be added back to net income (loss) attributable to common shareholders.

The income (loss) from continuing operations attributable to Rangers/FelCor LP share/unit calculations below includes the net gain (loss) on the sale of hotel properties attributable to Rangers/FelCor LP.

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

	Predecessor		Predecessor
	July 1 through August 31,	For the three months ended September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to Rangers	$(59,175)	$(5,099)	$(96,845)	$3,370
Discontinued operations attributable to Rangers	3,400	3,118	3,400	3,118
(Loss) income from continuing operations attributable to Rangers	(55,775)	(1,981)	(93,445)	6,488
Less: Preferred dividends	(4,186)	(6,279)	(16,744)	(18,837)
Less: Dividends paid on unvested restricted stock	—	(36)	(73)	(109)
Numerator for the loss from continuing operations attributable to Rangers common stockholders	(59,961)	(8,296)	(110,262)	(12,458)
Numerator for the discontinued operations attributable to Rangers common stockholders	(3,400)	(3,118)	(3,400)	(3,118)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(63,361)	$(11,414)	$(113,662)	$(15,576)

Denominator:
Weighted-average number of common shares - basic	137,904,668	137,463,547	137,331,743	138,437,454
Unvested restricted stock units	—	—	—	—
Weighted-average number of common shares - diluted	137,904,668	137,463,547	137,331,743	138,437,454

Basic and diluted loss per share:
Loss from continuing operations	$(0.43)	$(0.06)	$(0.80)	$(0.09)
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Net loss	$(0.46)	$(0.08)	$(0.83)	$(0.11)

FelCor LP Loss Per Common Unit

	Predecessor		Predecessor
	July 1 through August 31,	For the three months ended September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to FelCor LP	$(59,449)	$(5,149)	$(97,340)	$3,303
Discontinued operations attributable to FelCor LP	3,415	3,131	3,415	3,131
(Loss) income from continuing operations attributable to FelCor LP	(56,034)	(2,018)	(93,925)	6,434
Less: Preferred distributions	(4,186)	(6,279)	(16,744)	(18,837)
Less: Distributions paid on FelCor unvested restricted stock	—	(36)	(73)	(109)
Numerator for the loss from continuing operations attributable to FelCor LP common unitholders	(60,220)	(8,333)	(110,742)	(12,512)
Numerator for the discontinued operations attributable to FelCor LP common unitholders	(3,415)	(3,131)	(3,415)	(3,131)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(63,635)	$(11,464)	$(114,157)	$(15,643)

Denominator:
Weighted-average number of common units - basic	138,514,851	138,074,647	137,941,926	139,048,795
Unvested restricted stock units	—	—	—	—
Weighted-average number of common units - diluted	138,514,851	138,074,647	137,941,926	139,048,795

Basic and diluted loss per unit:
Loss from continuing operations	$(0.43)	$(0.06)	$(0.80)	$(0.09)
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Net loss	$(0.46)	$(0.08)	$(0.83)	$(0.11)

13.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor	Predecessor
	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016
Interest paid, net of capitalized interest	$16,301	$38,677	$56,853

Income taxes paid	$19	$1,346	$575

Supplemental non-cash transactions
Accrued capital expenditures	$6,956	$3,640	$4,015

FelCor TRS Distribution (1)	$38,723	$—	$—

(1)    Refer to Note 2, Merger with RLJ, for the non-cash assets and liabilities comprising the FelCor TRS distribution.

14.       FelCor LP's Consolidating Financial Information

Certain of FelCor LP's 100% owned subsidiaries (FCH/PSH, L.P.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor Hotel Asset Company, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively the “Subsidiary Guarantors”), together with Rangers, guaranty, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, our senior notes debt.
The guaranties by the Subsidiary Guarantors may be automatically and unconditionally released upon (i) the sale or other disposition of all of the capital stock of the Subsidiary Guarantor or the sale or disposition of all or substantially all of the assets of the Subsidiary Guarantor, if, in each case, as a result of such sale or disposition, such Subsidiary Guarantor ceases to be a subsidiary of FelCor LP, (ii) the consolidation or merger of any such Subsidiary Guarantor with any person other than FelCor LP, or a subsidiary of FelCor LP, if, as a result of such consolidation or merger, such Subsidiary Guarantor ceases to be a subsidiary of the Operating Partnership, (iii) a legal defeasance or covenant defeasance of the indenture, (iv) the unconditional and complete release of such Subsidiary Guarantor in accordance with the modification and waiver provisions of the indenture, or (v) the designation of a restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary under and in compliance with the indenture.

For the Predecessor company, FelCor TRS was a subsidiary guarantor in the condensed consolidating balance sheet, the condensed consolidating statements of operations and comprehensive income, and the condensed consolidating statements of cash flows. Pursuant to the terms of each of the indentures governing the Senior Notes, upon completion of the distribution of the equity interests in FelCor TRS, FelCor TRS' guarantee of the Senior Notes was automatically released and FelCor TRS Holdings, L.L.C. ceased being a subsidiary guarantor of the Senior Notes. Accordingly, FelCor TRS is not a subsidiary guarantor in the FelCor LP consolidating financial information for the Successor company.

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
September 30, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$2,532,396	$—	$—	$(2,532,396)	$—
Investment in hotel properties, net	—	812,380	1,860,348	—	2,672,728
Intangible assets, net	—	129,703	—	—	129,703
Investment in unconsolidated joint ventures	—	—	17,117	—	17,117
Cash and cash equivalents	8,994	—	1,509	—	10,503
Restricted cash reserves	436	14	6,221	—	6,671
Related party rent receivable	—	9,511	11,337	(8,266)	12,582
Prepaid expense and other assets	6,743	1,927	2,388	—	11,058
Total assets	$2,548,569	$953,535	$1,898,920	$(2,540,662)	$2,860,362

Debt, net	$1,066,275	$—	$270,373	$(32,741)	$1,303,907
Accounts payable and other liabilities	42,843	18,466	19,408	(8,266)	72,451
Accrued interest	12,049	—	—	—	12,049
Distributions payable	4,186	—	122	—	4,308
Total liabilities	1,125,353	18,466	289,903	(41,007)	1,392,715

Partnership interests	1,423,216	935,069	1,559,301	(2,499,655)	1,417,931
Total FelCor LP partners' capital	1,423,216	935,069	1,559,301	(2,499,655)	1,417,931
Noncontrolling interests	—	—	5,286	—	5,286
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,423,216	935,069	1,609,017	(2,499,655)	1,467,647
Total liabilities and partners’ capital	$2,548,569	$953,535	$1,898,920	$(2,540,662)	$2,860,362

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Investment in hotel properties, net	$—	$488,528	$1,078,295	$—	$1,566,823
Equity investment in consolidated entities	1,190,737	—	—	(1,190,737)	—
Investment in unconsolidated joint ventures	2,410	4,800	1,102	—	8,312
Cash and cash equivalents	13,532	29,141	4,644	—	47,317
Restricted cash reserves	—	16,433	3,058	—	19,491
Hotel and other receivables, net	—	26,651	—	—	26,651
Prepaid expense and other assets	8,438	16,696	13,364	—	38,498
Total assets	$1,215,117	$582,249	$1,100,463	$(1,190,737)	$1,707,092

Debt, net	$985,767	$—	$391,995	$(39,436)	$1,338,326
Accounts payable and other liabilities	15,209	54,960	8,113	—	78,282
Advance deposits and deferred revenue	923	24,479	3	—	25,405
Accrued interest	12,299	—	451	—	12,750
Distributions payable	14,734	—	124	—	14,858
Total liabilities	1,028,932	79,439	400,686	(39,436)	1,469,621

Redeemable units, at redemption value	4,888	—	—	—	4,888

Preferred units	309,337	—	—	—	309,337
Common units	(128,040)	503,765	647,536	(1,151,301)	(128,040)
Total partners’ capital	181,297	503,765	647,536	(1,151,301)	181,297
Noncontrolling interest in consolidated joint ventures	—	(955)	8,458	—	7,503
Preferred capital in a consolidated joint venture	—	—	43,783	—	43,783
Total partners’ capital	181,297	502,810	699,777	(1,151,301)	232,583
Total liabilities and partners’ capital	$1,215,117	$582,249	$1,100,463	$(1,190,737)	$1,707,092

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Period of September 1, 2017 through September 30, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Related party lease revenue	$—	$9,511	$11,343	$—	$20,854
Total revenue	—	9,511	11,343	—	20,854

Expense
Depreciation and amortization	38	2,021	3,915	—	5,974
Property tax, insurance and other	8	2,821	1,620	—	4,449
General and administrative	191	—	1	—	192
Transaction costs	1,034	4	1	—	1,039
Total operating expense	1,271	4,846	5,537	—	11,654
Operating income	(1,271)	4,665	5,806	—	9,200
Interest income	27	—	—	(24)	3
Interest expense	(3,980)	—	(825)	26	(4,779)
Income (loss) before equity in income from joint ventures	(5,224)	4,665	4,981	2	4,424
Equity in income from consolidated joint ventures	9,641	—	—	(9,641)	—
Equity in income from unconsolidated joint ventures	—	—	115	—	115
Net income and comprehensive income	4,417	4,665	5,096	(9,639)	4,539
Income attributable to noncontrolling interests	(51)	—	—	—	(51)
Preferred distributions from a consolidated joint venture	—	—	(122)	—	(122)
Net income and comprehensive income attributable to FelCor LP	$4,366	$4,665	$4,974	$(9,639)	$4,366

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Period of July 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$111,977	$—	$—	$111,977
Food and beverage revenue	—	20,577	—	—	20,577
Percentage lease revenue	—	—	(20)	20	—
Other revenue	2	10,281	134	—	10,417
Total revenue	2	142,835	114	20	142,971

Expense
Room expense	—	28,652	—	—	28,652
Food and beverage expense	—	17,325	—	—	17,325
Management and franchise fee expense	—	4,625	—	—	4,625
Other operating expense	—	37,272	—	—	37,272
Depreciation and amortization	78	6,494	11,127	—	17,699
Property tax, insurance and other	815	7,286	4,526	20	12,647
General and administrative	—	1,889	896	—	2,785
Transaction costs	61,932	—	—	—	61,932
Total operating expense	62,825	103,543	16,549	20	182,937
Operating loss	(62,823)	39,292	(16,435)	—	(39,966)
Intercompany interest income (expense)	56	—	(56)	—	—
Interest income	23	23	—	—	46
Interest expense	(9,637)	—	(3,271)	—	(12,908)
Loss on debt extinguishment	—	—	(3,278)	—	(3,278)
Loss before equity in income from joint ventures	(72,381)	39,315	(23,040)	—	(56,106)
Equity in income from consolidated entities	16,160	—	—	(16,160)	—
Equity in income from unconsolidated joint ventures	165	399	(8)	—	556
Loss from continuing operations before income tax benefit	(56,056)	39,714	(23,048)	(16,160)	(55,550)
Income tax benefit	20	531	—	—	551
Loss from continuing operations	(56,036)	40,245	(23,048)	(16,160)	(54,999)
Loss from discontinued operations	(3,415)	—	—	—	(3,415)
Loss before loss on sale of hotel properties	(59,451)	40,245	(23,048)	(16,160)	(58,414)
Loss on sale of hotel properties	2	(913)	20	—	(891)
Net loss and comprehensive loss	(59,449)	39,332	(23,028)	(16,160)	(59,305)
Loss attributable to noncontrolling interests in consolidated joint ventures	—	76	32	—	108
Preferred distributions - consolidated joint venture	—	—	(252)	—	(252)
Net loss and comprehensive loss attributable to FelCor LP	(59,449)	39,408	(23,248)	(16,160)	(59,449)
Preferred distributions	(4,186)	—	—	—	(4,186)
Net loss attributable to FelCor LP common unitholders	$(63,635)	$39,408	$(23,248)	$(16,160)	$(63,635)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$174,169	$—	$—	$174,169
Food and beverage revenue	—	34,260	—	—	34,260
Percentage lease revenue	—	—	45,242	(45,242)	—
Other revenue	15	14,365	172	—	14,552
Total revenue	15	222,794	45,414	(45,242)	222,981

Expense
Room expense	—	44,032	—	—	44,032
Food and beverage expense	—	28,227	—	—	28,227
Management and franchise fee expense	—	8,047	—	—	8,047
Other operating expense	—	56,695	—	—	56,695
Depreciation and amortization	49	11,284	16,947	—	28,280
Impairment loss	—	20,126	—	—	20,126
Property tax, insurance and other	6,150	55,603	6,212	(45,242)	22,723
General and administrative	—	3,517	2,727	—	6,244
Total operating expense	6,199	227,531	25,886	(45,242)	214,374
Operating income	(6,184)	(4,737)	19,528	—	8,607
Intercompany interest income (expense)	95	—	(95)	—	—
Interest income	10	6	2	—	18
Interest expense	(14,618)	—	(4,828)	—	(19,446)
Loss before equity in income from joint ventures	(20,697)	(4,731)	14,607	—	(10,821)
Equity in income from consolidated entities	17,088	—	—	(17,088)	—
Equity in income from unconsolidated joint ventures	378	447	(11)	—	814
Loss before income tax benefit	(3,231)	(4,284)	14,596	(17,088)	(10,007)
Income tax benefit	576	(484)	154	—	246
Loss from continuing operations	(2,655)	(4,768)	14,750	(17,088)	(9,761)
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotel properties	(5,786)	(4,768)	14,750	(17,088)	(12,892)
Gain on sale of hotel properties	637	7,445	(84)	—	7,998
Net loss and comprehensive loss	(5,149)	2,677	14,666	(17,088)	(4,894)
Loss attributable to noncontrolling interests in consolidated joint ventures	—	100	14	—	114
Preferred distributions - consolidated joint venture	—	—	(369)	—	(369)
Net loss and comprehensive loss attributable to FelCor LP	(5,149)	2,777	14,311	(17,088)	(5,149)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(11,428)	$2,777	$14,311	$(17,088)	$(11,428)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$425,682	$—	$—	$425,682
Food and beverage revenue	—	90,572	—	—	90,572
Percentage lease revenue	—	—	84,509	(84,509)	—
Other revenue	41	34,883	337	—	35,261
Total revenue	41	551,137	84,846	(84,509)	551,515

Expense
Room expense	—	112,813	—	—	112,813
Food and beverage expense	—	71,828	—	—	71,828
Management and franchise fee expense	—	19,901	—	—	19,901
Other operating expense	—	147,827	—	—	147,827
Depreciation and amortization	309	28,064	44,692	—	73,065
Impairment loss	—	35,109	—	—	35,109
Property tax, insurance and other	921	111,020	16,846	(84,509)	44,278
General and administrative	—	8,914	7,092	—	16,006
Transaction costs	68,248	—	—	—	68,248
Total operating expense	69,478	535,476	68,630	(84,509)	589,075
Operating loss	(69,437)	15,661	16,216	—	(37,560)
Intercompany interest income (expense)	241	—	(241)	—	—
Other income (expense)	—	—	100	—	100
Interest income	66	59	1	—	126
Interest expense	(38,722)	—	(12,968)	—	(51,690)
Loss on debt extinguishment	—	—	(3,278)	—	(3,278)
Loss before equity in income from joint ventures	(107,852)	15,720	(170)	—	(92,302)
Equity in income from consolidated entities	12,779	—	—	(12,779)	—
Equity in income from unconsolidated joint ventures	1,181	(77)	(30)	—	1,074
Loss before income tax	(93,892)	15,643	(200)	(12,779)	(91,228)
Income tax expense	(35)	(464)	—	—	(499)
Loss from continuing operations	(93,927)	15,179	(200)	(12,779)	(91,727)
Loss from discontinued operations	(3,415)	—	—	—	(3,415)
Loss before loss on sale of hotel properties	(97,342)	15,179	(200)	(12,779)	(95,142)
Loss on sale of hotel properties	2	(1,565)	(201)	—	(1,764)
Net loss and comprehensive loss	(97,340)	13,614	(401)	(12,779)	(96,906)
Loss attributable to noncontrolling interests in consolidated joint ventures	—	336	209	—	545
Preferred distributions - consolidated joint venture	—	—	(979)	—	(979)
Net loss and comprehensive loss attributable to FelCor LP	(97,340)	13,950	(1,171)	(12,779)	(97,340)
Preferred distributions	(16,744)	—	—	—	(16,744)
Net loss attributable to FelCor LP common unitholders	$(114,084)	$13,950	$(1,171)	$(12,779)	$(114,084)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$514,563	$—	$—	$514,563
Food and beverage revenue	—	117,489	—	—	117,489
Percentage lease revenue	—	—	135,740	(135,740)	—
Other revenue	202	38,414	363	—	38,979
Total revenue	202	670,466	136,103	(135,740)	671,031

Expense
Hotel operating expense	—	131,479	—	—	131,479
Food and beverage expense	—	91,775	—	—	91,775
Management and franchise fee expense	—	25,773	—	—	25,773
Other operating expense	—	176,090	—	—	176,090
Depreciation and amortization	193	35,311	51,136	—	86,640
Impairment loss	—	26,459	—	—	26,459
Property tax, insurance and other	6,622	165,412	17,845	(135,740)	54,139
General and administrative	—	11,212	9,479	—	20,691
Total operating expense	6,815	663,511	78,460	(135,740)	613,046
Operating income	(6,613)	6,955	57,643	—	57,985
Intercompany interest income (expense)	283	—	(283)	—	—
Other income (expense)	—	—	100	—	100
Interest income	21	24	1	—	46
Interest expense	(44,079)	—	(15,022)	—	(59,101)
Loss before equity in income from joint ventures	(50,388)	6,979	42,439	—	(970)
Equity in income from consolidated entities	54,930	—	—	(54,930)	—
Equity in income from unconsolidated joint ventures	1,094	326	(34)	—	1,386
Income before income tax	5,636	7,305	42,405	(54,930)	416
Income tax expense	411	(709)	154	—	(144)
Income from continuing operations	6,047	6,596	42,559	(54,930)	272
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotel properties	2,916	6,596	42,559	(54,930)	(2,859)
Gain on sale of hotel properties	387	6,688	(421)	—	6,654
Net income and comprehensive income	3,303	13,284	42,138	(54,930)	3,795
Loss attributable to noncontrolling interests in consolidated joint ventures	—	413	188	—	601
Preferred distributions - consolidated joint venture	—	—	(1,093)	—	(1,093)
Net income and comprehensive income attributable to FelCor LP	3,303	13,697	41,233	(54,930)	3,303
Preferred distributions	(18,837)	—	—	—	(18,837)
Net loss attributable to FelCor LP common unitholders	$(15,534)	$13,697	$41,233	$(54,930)	$(15,534)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of September 1, 2017 through September 30, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(8,078)	$(1,666)	$(1,418)	$—	$(11,162)
Investing activities:
Improvements and additions to hotel properties	—	(16)	(39)	—	(55)
Increase in restricted cash reserves	—	—	(623)	—	(623)
Intercompany financing	(3,942)	—	—	3,942	—
Cash flows from investing activities	(3,942)	(16)	(662)	3,942	(678)
Financing activities:
Repayment of borrowings	—	—	(471)	—	(471)
Contributions from partners	35,545	—	—	—	35,545
Distributions to partners	(19,123)	—	—	—	(19,123)
Distribution of FelCor TRS	—	(40,878)	—	—	(40,878)
Preferred distributions - consolidated joint venture	—	—	(126)	—	(126)
Intercompany financing	—	1,682	2,260	(3,942)	—
Cash flows from financing activities	16,422	(39,196)	1,663	(3,942)	(25,053)
Net change in cash and cash equivalents	4,402	(40,878)	(417)	—	(36,893)
Cash and cash equivalents at beginning of period	4,592	40,878	1,926	—	47,396
Cash and cash equivalents at end of period	$8,994	$—	$1,509	$—	$10,503

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,773)	$85,899	$54,214	$—	$99,340
Investing activities:
Improvements and additions to hotel properties	1	(16,727)	(47,076)	—	(63,802)
Proceeds from the sale of hotel properties, net	(696)	74,281	(169)	—	73,416
Decrease (increase) in restricted cash reserves	—	5,431	(2,978)	—	2,453
Distributions from unconsolidated joint ventures	840	—	—	—	840
Intercompany financing	91,391	—	—	(91,391)	—
Cash flows from investing activities	91,536	62,985	(50,223)	(91,391)	12,907
Financing activities:
Proceeds from borrowings	—	—	66,000	—	66,000
Repayment of borrowings	—	—	(121,691)	—	(121,691)
Distributions to noncontrolling interests	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	333	—	—	333
Distributions to preferred unitholders	(18,836)	—	—	—	(18,836)
Distributions to common unitholders	(30,926)	—	—	—	(30,926)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647	—	647
Intercompany financing	—	(140,853)	49,462	91,391	—
Other	(6,568)	—	(977)	—	(7,545)
Cash flows from financing activities	(56,330)	(140,520)	(6,709)	91,391	(112,168)
Net change in cash and cash equivalents	(5,567)	8,364	(2,718)	—	79
Cash and cash equivalents at beginning of period	13,532	29,141	4,644	—	47,317
Cash and cash equivalents at end of period	$7,965	$37,505	$1,926	$—	$47,396

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(47,665)	$60,960	$100,749	$—	$114,044
Investing activities:
Acquisition of land	—	—	(8,209)	—	(8,209)
Improvements and additions to hotel properties	(2)	(23,936)	(27,390)	—	(51,328)
Proceeds from the sale of hotel properties, net	(1,104)	103,077	(252)	—	101,721
Insurance proceeds	—	—	94	—	94
Increase in restricted cash reserves	—	(1,456)	(2,972)	—	(4,428)
Distributions from unconsolidated joint ventures	786	—	—	—	786
Intercompany financing	120,897	—	—	(120,897)	—
Cash flows from investing activities	120,577	77,685	(38,729)	(120,897)	38,636
Financing activities:
Proceeds from borrowings	—	—	55,000	—	55,000
Repayment of borrowings	—	—	(141,989)	—	(141,989)
Payment of deferred financing fees	—	—	(12)	—	(12)
Distributions to noncontrolling interests	—	(14)	(2)	—	(16)
Contributions from noncontrolling interests	—	313	239	—	552
Repurchase of common units	(30,462)	—	—	—	(30,462)
Distributions to preferred unitholders	(18,837)	—	—	—	(18,837)
Distributions to common unitholders	(25,141)	—	—	—	(25,141)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(142,194)	21,297	120,897	—
Other	(702)	—	(1,097)	—	(1,799)
Cash flows from financing activities	(75,142)	(141,895)	(65,967)	120,897	(162,107)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net change in cash and cash equivalents	(2,230)	(3,250)	(3,956)	—	(9,436)
Cash and cash equivalents at beginning of period	21,219	33,873	4,694	—	59,786
Cash and cash equivalents at end of period	$18,989	$30,623	$738	$—	$50,350

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the combined Annual Report on Form 10-K for the year ended December 31, 2016 of FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP"), filed with the SEC on February 24, 2017 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation

Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," or similar expressions.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Forward-Looking Statements," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, as well as the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

Overview

On August 31, 2017, RLJ Lodging Trust ("RLJ"), RLJ Lodging Trust, L.P. ("RLJ LP"), Rangers Sub I, LLC, a wholly owned subsidiary of RLJ LP ("Rangers"), and Rangers Sub II, LP, a wholly owned subsidiary of RLJ LP ("Partnership Merger Sub") consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor and FelCor LP pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Rangers is a Maryland limited liability company that is 100% owned by RLJ LP. Rangers owns a 99% partnership interest in FelCor LP. Rangers and FelCor LP are collectively referred to as the "Company". Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through FelCor LP. The Company owns primarily premium-branded, upper-upscale and luxury hotels located in major markets and resort locations.

RLJ, who is Rangers ultimate parent company, is one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry. We believe our premium-branded hotels with these characteristics will generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns. Our hotel properties typically generate most of their revenue from room rentals and food and beverage outlets.

As we look at factors that could impact our business, we find that the consumer is generally in good health, job creation remains positive and wages are increasing at a moderate pace. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that continued expansion of the U.S. economy will generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

We continue to follow a prudent and disciplined capital allocation strategy. We will continue to look for and weigh all possible investment decisions against the highest and best returns for our shareholders over the long term. We believe that our cash on hand and expected access to capital along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

As of September 30, 2017, we owned 37 hotel properties with approximately 11,215 rooms, located in 14 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 34 hotel properties, a 95% interest in The Knickerbocker, and

50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 35 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 36 of its 37 hotel properties to subsidiaries of RLJ LP.

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio's quality, recycling capital and maintaining a prudent capital structure. During the Successor period of September 1, 2017 through September 30, 2017, the following significant activities took place:

•	On August 31, 2017, we completed the merger transaction with RLJ for a total purchase price of approximately $1.4 billion.

During the Predecessor period of January 1, 2017 through August 31, 2017, the following significant activities took place:

•	We sold two hotel properties for an aggregate sale price of $92 million as follows:

◦	In August 2017, we sold the Royalton New York hotel in New York, New York for $55 million; and

◦	In July 2017, we sold the Morgans New York hotel in New York, New York for $37 million.

•
We declared a cash dividend of $0.06 per share of common stock for both the first and second quarters of 2017, and a prorated cash dividend of $0.04 per share of common stock as a result of the merger with RLJ that closed on August 31, 2017. In addition, we declared a cash dividend of $0.4875 per share on the $1.95 Series A cumulative convertible preferred stock for both the first and second quarters of 2017, and a prorated cash dividend of $0.325 per share on the $1.95 Series A cumulative convertible preferred stock as a result of the Mergers that closed on August 31, 2017.

•	We paid down and terminated the line of credit in connection with the Mergers.

Our Customers

For the Successor company, the hotel property-owning subsidiaries (the "Lessors") receive rental income from the property-operating subsidiaries (the "Lessees") under lease agreements. The lease agreements contain a specific base rent amount and a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

For the Predecessor company, substantially all of our hotels consist of premium-branded, upper-upscale and luxury hotels located in major markets and resort locations. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. As a result, macroeconomic factors that impact both business travel and leisure travel have an effect on our business. Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer.

Our Revenues and Expenses

For the Successor company, our revenue is derived from rental income received under lease agreements, which contain a specific base rent amount and a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

Our expenses consist of the depreciation and amortization on our investment in hotel properties and intangible assets, and property taxes, insurance, and other property-related costs of our hotel properties.

For the Predecessor company, our revenue was primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other operating department revenue, which consists of parking fees, golf, pool, and other resort fees, gift shop sales, and other guest service fees.

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. Our hotels are managed by independent, third-party management companies under long-term agreements pursuant to which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel property. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects the hotel-level sales less hotel-level operating expenses.

Key Indicators of Financial Performance

For the Successor company, we use financial information to evaluate the amount of rental income we receive from the Lessees under our lease agreements. We earn a base rent amount and/or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. We also use financial information to evaluate the significance of the property taxes, insurance, and other property-related costs at our hotel properties.

For the Predecessor company, we used a variety of operating, financial and other information to evaluate the operating performance of our business. The key indicators included financial information that was prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as well as other financial measures that are non-GAAP measures. In addition, we used other information that may not be financial in nature, including industry standard statistical information and comparative data. We used this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also used these metrics to evaluate the hotels in our portfolio and potential acquisition opportunities to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

•	Average Daily Rate ("ADR")

•	Occupancy

•	RevPAR
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluated individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. The Annual Report contains a discussion of our critical accounting policies. As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, we distributed our equity interests in FelCor TRS to RLJ LP, so certain critical accounting policies that impact the Lessees will not be applicable to the Successor company. Other than noted below, there have been no other significant changes to our critical accounting policies since December 31, 2016.

Revenue Recognition

Our hotel properties are leased through intercompany lease agreements between the Lessors and the Lessees. As a result of the distribution of our equity interests in FelCor TRS to RLJ LP, the leases between the Lessors and the Lessees no longer eliminate in consolidation. Base lease revenue is reported as income by the Lessor on a straight-line basis over the lease term. Percentage lease revenue is reported as income by the Lessor over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease agreements.

Results of Operations

At September 30, 2017 and 2016, we owned 37 and 39 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2017 and 2016.  The non-comparable hotel properties include four dispositions that were completed between January 1, 2016 and September 30, 2017.

As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, RLJ elected to apply pushdown accounting to the Company's consolidated financial statements. Accordingly, the Company's consolidated financial statements for the periods before and after August 31, 2017 (the "Acquisition Date") reflect different bases of accounting, and the results of operations for those periods are not comparable. As a result, the results of operations are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor", and the period after the Acquisition Date is identified as "Successor". Additionally, immediately after the consummation of the Mergers, the Company distributed FelCor TRS to RLJ LP. As a result of the distribution of FelCor TRS, the leases between the Lessors and the Lessees no longer eliminate in consolidation.

Comparison of the Successor period of September 1, 2017 through September 30, 2017 and the Predecessor period of July 1, 2017 through August 31, 2017 to the three months ended September 30, 2016

	Successor	Predecessor
	September 1 through September 30,	July 1 through August 31,	For the three months ended September 30,
	2017	2017	2016	$ Change	% Change
Revenue
Operating revenue
Room revenue	$—	$111,977	$174,169	$(62,192)	(35.7)%
Food and beverage revenue	—	20,577	34,260	(13,683)	(39.9)%
Related party lease revenue	20,854	—	—	20,854	100.0%
Other revenue	—	10,417	14,552	(4,135)	(28.4)%
Total revenue	$20,854	$142,971	$222,981	$(59,156)	(26.5)%
Expense
Operating expense
Room expense	$—	$28,652	$44,032	$(15,380)	(34.9)%
Food and beverage expense	—	17,325	28,227	(10,902)	(38.6)%
Management and franchise fee expense	—	4,625	8,047	(3,422)	(42.5)%
Other operating expense	—	37,272	56,695	(19,423)	(34.3)%
Total property operating expense	—	87,874	137,001	(49,127)	(35.9)%
Depreciation and amortization	5,974	17,699	28,280	(4,607)	(16.3)%
Impairment loss	—	—	20,126	(20,126)	—%
Property tax, insurance and other	4,449	12,647	22,723	(5,627)	(24.8)%
General and administrative	192	2,785	6,244	(3,267)	(52.3)%
Transaction costs	1,039	61,932	—	62,971	—%
Total operating expense	11,654	182,937	214,374	(19,783)	(9.2)%
Operating income (loss)	9,200	(39,966)	8,607	(39,373)	—%
Interest income	3	46	18	31	—%
Interest expense	(4,779)	(12,908)	(19,446)	1,759	(9.0)%
Loss on debt extinguishment	—	(3,278)	—	(3,278)	—%
Income (loss) before equity in income from unconsolidated joint ventures	4,424	(56,106)	(10,821)	(40,861)	—%
Equity in income from unconsolidated joint ventures	115	556	814	(143)	(17.6)%
Income (loss) before income tax benefit	4,539	(55,550)	(10,007)	(41,004)	—%
Income tax benefit	—	551	246	305	124.0%
Income (loss) from continuing operations	4,539	(54,999)	(9,761)	(40,699)	—%
Loss from discontinued operations	—	(3,415)	(3,131)	(284)	9.1%
Income (loss) before gain (loss) on sale of hotel properties	4,539	(58,414)	(12,892)	(40,983)	—%
Gain (loss) on sale of hotel properties	—	(891)	7,998	(8,889)	—%
Net income (loss) and comprehensive income (loss)	4,539	(59,305)	(4,894)	(49,872)	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(51)	108	114	(57)	(50.0)%
Noncontrolling interest in FelCor LP	(45)	274	50	179	—%

Preferred distributions - consolidated joint venture	(122)	(252)	(369)	(5)	1.4%
Net income (loss) and comprehensive income (loss) attributable to Rangers	4,321	(59,175)	(5,099)	(49,755)	—%
Preferred dividends	—	(4,186)	(6,279)	2,093	(33.3)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,321	$(63,361)	$(11,378)	$(47,662)	—%

Revenue

Total revenue for the three months ended September 30, 2017 decreased $59.2 million, or 26.5%, to $163.9 million ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $143.0 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $223.0 million for the Predecessor three months ended September 30, 2016. The decrease was the result of a $62.2 million decrease in room revenue, a $13.7 million decrease in food and beverage revenue and a $4.1 million decrease in other revenue, partially offset by a $20.9 million increase in related party lease revenue.

Room Revenue

Room revenue for the three months ended September 30, 2017 decreased $62.2 million, or 35.7%, to $112.0 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $112.0 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $174.2 million for the Predecessor three months ended September 30, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in room revenue associated with hotel properties that were sold during the comparative period.

Food and Beverage Revenue

Food and beverage revenue for the three months ended September 30, 2017 decreased $13.7 million, or 39.9%, to $20.6 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $20.6 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $34.3 million for the Predecessor three months ended September 30, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in food and beverage revenue associated with hotel properties that were sold during the comparative period.

Related Party Lease Revenue

The Company recognized approximately $20.9 million of related party lease revenue during the Successor period of September 1, 2017 through September 30, 2017. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the three months ended September 30, 2017 decreased $4.1 million, or 28.4%, to $10.4 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $10.4 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $14.6 million for the Predecessor three months ended September 30, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in other revenue associated with hotel properties that were sold during the comparative period.

Property Operating Expense

Property operating expense for the three months ended September 30, 2017 decreased $49.1 million, or 35.9%, to $87.9 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $87.9 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $137.0 million for the Predecessor three months ended September 30, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in property operating expense associated with hotel properties that were sold during the comparative period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2017 decreased $4.6 million, or 16.3%, to $23.7 million ($6.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $17.7 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $28.3 million for the Predecessor three months ended September 30, 2016. The decrease was primarily the result of a decrease in depreciation and amortization expense associated with hotel properties that were sold during the comparative period.

Impairment Loss

The Company recognized an impairment loss of $20.1 million during the Predecessor three months ended September 30, 2016 on one hotel property that was based on both third-party offers to purchase the hotel property and observable market data on transactions involving hotel properties in similar locations.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended September 30, 2017 decreased $5.6 million, or 24.8%, to $17.1 million ($4.4 million for the Successor period of September 1, 2017 through September 30, 2017 and $12.6 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $22.7 million for the Predecessor three months ended September 30, 2016.  The decrease was primarily the result of severance expense that was incurred in the prior year and a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period.

General and Administrative

General and administrative expense for the three months ended September 30, 2017 decreased $3.3 million, or 52.3%, to $3.0 million ($0.2 million for the Successor period of September 1, 2017 through September 30, 2017 and $2.8 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $6.2 million for the Predecessor three months ended September 30, 2016.  The decrease in general and administrative expense was primarily due to a decrease in compensation expense that was a result of the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Transaction Costs

The Company recognized approximately $1.0 million of transaction costs in the Successor period of September 1, 2017 through September 30, 2017 and approximately $61.9 million of transaction costs in the Predecessor period of July 1, 2017 through August 31, 2017. The transaction costs were primarily attributable to legal, accounting, financial advisory, severance, and other transaction costs related to the Mergers.

Interest Expense

Interest expense for the three months ended September 30, 2017 decreased $1.8 million, or 9.0%, to $17.7 million ($4.8 million for the Successor period of September 1, 2017 through September 30, 2017 and $12.9 million for the Predecessor period of July 1, 2017 through August 31, 2017) from $19.4 million for the Predecessor three months ended September 30, 2016.  The decrease in interest expense is primarily the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Loss on Debt Extinguishment

The Company recognized a $3.3 million loss on debt extinguishment during the Predecessor period of July 1, 2017 through August 31, 2017 as a result of writing off the unamortized deferring financing costs in connection with the termination of the Company's line of credit agreement.

Comparison of the Successor period of September 1, 2017 through September 30, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017 to the Predecessor nine months ended September 30, 2016

	Successor	Predecessor
	September 1 through September 30,	January 1 through August 31,	For the nine months ended September 30,
	2017	2017	2016	$ Change	% Change
Revenue
Operating revenue
Room revenue	$—	$425,682	$514,563	$(88,881)	(17.3)%
Food and beverage revenue	—	90,572	117,489	(26,917)	(22.9)%
Related party lease revenue	20,854	—	—	20,854	100.0%
Other revenue	—	35,261	38,979	(3,718)	(9.5)%
Total revenue	$20,854	$551,515	$671,031	$(98,662)	(14.7)%
Expense
Operating expense
Room expense	$—	$112,813	$131,479	$(18,666)	(14.2)%
Food and beverage expense	—	71,828	91,775	(19,947)	(21.7)%
Management and franchise fee expense	—	19,901	25,773	(5,872)	(22.8)%
Other operating expense	—	147,827	176,090	(28,263)	(16.1)%
Total property operating expense	—	352,369	425,117	(72,748)	(17.1)%
Depreciation and amortization	5,974	73,065	86,640	(7,601)	(8.8)%
Impairment loss	—	35,109	26,459	8,650	32.7%
Property tax, insurance and other	4,449	44,278	54,139	(5,412)	(10.0)%
General and administrative	192	16,006	20,691	(4,493)	(21.7)%
Transaction costs	1,039	68,248	—	69,287	—%
Total operating expense	11,654	589,075	613,046	(12,317)	(2.0)%
Operating income (loss)	9,200	(37,560)	57,985	(86,345)	(148.9)%
Other income	—	100	100	—	—%
Interest income	3	126	46	83	—%
Interest expense	(4,779)	(51,690)	(59,101)	2,632	(4.5)%
Loss on debt extinguishment	—	(3,278)	—	(3,278)	—%
Income (loss) before equity in income from unconsolidated joint ventures	4,424	(92,302)	(970)	(86,908)	—%
Equity in income from unconsolidated joint ventures	115	1,074	1,386	(197)	(14.2)%
Income (loss) before income tax expense	4,539	(91,228)	416	(87,105)	—%
Income tax expense	—	(499)	(144)	(355)	246.5%
Income (loss) from continuing operations	4,539	(91,727)	272	(87,460)	—%
Loss from discontinued operations	—	(3,415)	(3,131)	(284)	9.1%
Income (loss) before gain (loss) on sale of hotel properties	4,539	(95,142)	(2,859)	(87,744)	—%
Gain (loss) on sale of hotel properties	—	(1,764)	6,654	(8,418)	—%

Net income (loss) and comprehensive income (loss)	4,539	(96,906)	3,795	(96,162)	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(51)	545	601	(107)	(17.8)%
Noncontrolling interest in FelCor LP	(45)	495	67	383	—%
Preferred distributions - consolidated joint venture	(122)	(979)	(1,093)	(8)	0.7%
Net income (loss) and comprehensive income (loss) attributable to Rangers	4,321	(96,845)	3,370	(95,894)	—%
Preferred dividends	—	(16,744)	(18,837)	2,093	(11.1)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,321	$(113,589)	$(15,467)	$(93,801)	—%

Revenue

Total revenue for the nine months ended September 30, 2017 decreased $98.7 million, or 14.7%, to $572.4 million ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $551.5 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $671.0 million for the Predecessor nine months ended September 30, 2016. The decrease was a result of an $88.9 million decrease in room revenue, a $26.9 million decrease in food and beverage revenue, and a $3.7 million decrease in other revenue, partially offset by a $20.9 million increase in related party lease revenue.

Room Revenue

Room revenue for the nine months ended September 30, 2017 decreased $88.9 million, or 17.3%, to $425.7 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $425.7 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $514.6 million for the Predecessor nine months ended September 30, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in room revenue associated with hotel properties that were sold during the comparative period.

Food and Beverage Revenue

Food and beverage revenue for the nine months ended September 30, 2017 decreased $26.9 million, or 22.9%, to $90.6 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $90.6 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $117.5 million for the Predecessor nine months ended September 30, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in food and beverage revenue associated with hotel properties that were sold during the comparative period.

Related Party Lease Revenue

The Company recognized approximately $20.9 million of related party lease revenue during the Successor period of September 1, 2017 through September 30, 2017. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the nine months ended September 30, 2017 decreased $3.7 million, or

9.5%, to $35.3 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $35.3 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $39.0 million for the nine months ended September 30, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in other revenue associated with hotel properties that were sold during the comparative period.

Property Operating Expense

Property operating expense for the nine months ended September 30, 2017 decreased $72.7 million, or 17.1%, to $352.4 million ($0.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $352.4 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $425.1 million for the Predecessor nine months ended September 30, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in property operating expense associated with hotel properties that were sold during the comparative period.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2017 decreased $7.6 million, or 8.8%, to $79.0 million ($6.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $73.1 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $86.6 million for the Predecessor nine months ended September 30, 2016. The decrease was primarily the result of a decrease in depreciation and amortization expense associated with hotel properties that were sold during the comparative period.

Impairment Loss

The Company recognized an impairment loss of $35.1 million during the Predecessor period of January 1, 2017 through August 31, 2017 as a result of writing down two hotel properties to their contractual sale prices, less the estimated costs to sell. The Company recognized an impairment loss of $26.5 million during the Predecessor nine months ended September 30, 2016 as a result of recording a $6.3 million impairment loss on one hotel property as a result of the Company accepting a third-party offer to purchase the hotel property. In addition, the Company recorded a $20.1 million impairment loss on another hotel property that was based on both third-party offers to purchase the hotel property and observable market data on transactions involving hotel properties in similar locations.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the nine months ended September 30, 2017 decreased $5.4 million, or 10.0%, to $48.7 million ($4.4 million for the Successor period of September 1, 2017 through September 30, 2017 and $44.3 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $54.1 million for the Predecessor nine months ended September 30, 2016.  The decrease was primarily the result of severance expense that was incurred in the prior year and a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period.

General and Administrative

General and administrative expense for the nine months ended September 30, 2017 decreased $4.5 million, or 21.7%, to $16.2 million ($0.2 million for the Successor period of September 1, 2017 through September 30, 2017 and $16.0 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $20.7 million for the Predecessor nine months ended September 30, 2016.  The decrease in general and administrative expense was primarily due to a decrease in compensation expense that was a result of the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in other general and administrative expenses.

Transaction Costs

The Company recognized approximately $1.0 million of transaction costs in the Successor period of September 1, 2017 through September 30, 2017 and approximately $68.2 million of transaction costs in the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs were primarily attributable to legal, accounting, financial advisory, severance, and other transaction costs related to the merger with RLJ.

Interest Expense

Interest expense for the nine months ended September 30, 2017 decreased $2.6 million, or 4.5%, to $56.5 million ($4.8 million for the Successor period of September 1, 2017 through September 30, 2017 and $51.7 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $59.1 million for the Predecessor nine months ended September 30, 2016.  The decrease in interest expense is primarily due to a lower average debt balance and an increase in capitalized interest. In addition, the decrease in interest expense is also the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Loss on Debt Extinguishment

The Company recognized a $3.3 million loss on debt extinguishment during the Predecessor period of January 1, 2017 through August 31, 2017 as a result of writing off the unamortized deferring financing costs in connection with the termination of the Company's line of credit agreement.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards; and

•	interest expense and scheduled principal payments on outstanding indebtedness;

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under RLJ's revolving credit facility, of which $600.0 million was available at September 30, 2017.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of redevelopments, renovations, expansions and other capital expenditures that need to be made periodically to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, and if necessary, borrowings under RLJ's revolving credit facility.

Sources and Uses of Cash

As of September 30, 2017, we had $10.5 million of cash and cash equivalents as compared to $47.3 million at December 31, 2016.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $11.2 million for the Successor period of September 1, 2017 through September 30, 2017. The net cash flow provided by operating activities totaled $99.3 million and $114.0 million for the Predecessor period of January 1, 2017 through August 31, 2017 and the Predecessor nine months ended September 30, 2016, respectively. For the Successor company, our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, partially offset by the cash paid for corporate expenses and other working capital changes. For the Predecessor company, our cash flows provided by operating activities generally consisted of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the Successor period of September 1, 2017 through September 30, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor nine months ended September 30, 2016.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $0.7 million for the Successor period of September 1, 2017 through September 30, 2017 primarily due to a net increase in the restricted cash reserves of $0.6 million.

The net cash flow provided by investing activities totaled $12.9 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $73.4 million in net proceeds from the sale of two hotel properties and the net decrease in the restricted cash reserves of $2.5 million. The net cash flow provided by investing activities was partially offset by $63.8 million in capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $38.6 million for the Predecessor nine months ended September 30, 2016 primarily due to $101.7 million in net proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $51.3 million in capital improvements and additions to our hotel properties, $8.2 million paid for the purchase of land that was previously under a ground lease, and the net increase in the restricted cash reserves of $4.4 million.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $25.1 million for the Successor period of September 1, 2017 through September 30, 2017 primarily due to the $40.9 million equity interests distribution of FelCor TRS to RLJ LP and $19.1 million in distributions to members, partially offset by $35.5 million in contributions from members.

The net cash flow used in financing activities totaled $112.2 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $121.7 million in repayments on debt borrowings, $49.8 million in distributions to common and preferred stockholders, and $6.4 million paid to repurchase common shares to satisfy employee withholding requirements. The net cash flow used in financing activities was partially offset by $66.0 million in additional debt borrowings under the line of credit.

The net cash flow used in financing activities totaled $162.1 million for the Predecessor nine months ended September 30, 2016 primarily due to $142.0 million in repayments on debt borrowings, $44.0 million in distributions to common and preferred stockholders, and $30.5 million paid to repurchase common shares. The net cash flow used in financing activities was partially offset by $55.0 million in additional debt borrowings.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Generally, the cost of routine improvements and alterations are paid out of furniture, fixtures and equipment ("FF&E") reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by us with the assistance of the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

From time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2017, approximately $2.0 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2017, we held a 50% interest in unconsolidated joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and one hotel is operated without a lease. None of our directors, officers or employees owns any interest in any of these joint ventures or entities. One of the unconsolidated joint ventures had $21.7 million of non-recourse mortgage debt, of which our pro rata portion was $10.8 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2017, we had approximately $85.0 million of total variable rate debt outstanding (or 6.9% of total indebtedness) with a weighted-average interest rate of 4.23% per annum. If market interest rates on our variable rate debt outstanding as of September 30, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. From time to time, we may enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt (1)	$475	$2,955	$3,105	$3,245	$3,432	$1,134,919	$1,148,131
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.70%	5.69%
Variable rate debt (1)(2)	$—	$85,000	$—	$—	$—	$—	$85,000
Weighted-average interest rate (3)	—%	4.23%	—%	—%	—%	—%	4.23%
Total	$475	$87,955	$3,105	$3,245	$3,432	$1,134,919	$1,233,131

(1)	Excludes $70.8 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

(2)	Although the current maturity date is December 2017, this mortgage loan can be extended for one year, subject to certain lender requirements.

(3)	The weighted-average interest rate considers the implied forward rates in the yield curve at September 30, 2017.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2017, the estimated fair value of our fixed rate debt was $1.2 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $62.4 million.

Item 4.            Controls and Procedures.

Rangers Sub I, LLC

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers Sub I, LLC's management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Rangers Sub I, LLC's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers Sub I, LLC's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor Lodging Limited Partnership

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), FelCor Lodging Limited Partnership's management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that FelCor Lodging Limited Partnership's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor Lodging Limited Partnership's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings.

The nature of the operations of our hotel properties exposes our hotels and the Company to the risk of claims and litigation in the normal course of their business. Other than the legal proceedings mentioned below and the pension trust litigation matter noted in Note 10, Commitments and Contingencies, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with the Mergers. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of RLJ's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with RLJ. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

On July 21, 2017, the plaintiff in the Johnson Lawsuit filed a motion for preliminary injunction seeking to enjoin the Mergers. On August 8, 2017, however, the plaintiff withdrew that motion and represented that certain supplemental disclosures made by the Company had addressed the basis for its preliminary injunction request.

On August 10, 2017, an order was entered consolidating the three original Maryland cases under the caption In Re FelCor Lodging Securities Litig., Case No. 1:17-cv-1786 (the "Consolidated Action"). The Assad Lawsuit was designated as the lead case for the Consolidated Action. On September 28, 2017, the Bagheri Lawsuit was also consolidated into the Consolidated Action.

On August 11, 2017, the Maryland Court entered an order regarding the selection of a Lead Plaintiff for the Consolidated Action. No stockholder moved for appointment and no Lead Plaintiff was appointed by the Court.

On October 26, 2017, the plaintiff and defendants in the Bagheri Lawsuit filed a stipulation of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day, and ordered the clerk to close the case.

On November 2, 2017, the plaintiffs in the Assad, Johnson, and Sachs lawsuits filed a notice of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day.

Item 1A.            Risk Factors.

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the FelCor/FelCor LP Annual Report which is accessible on the SEC’s website at www.sec.gov. Other than the risks related to the Merger Agreement set forth below, there have been no material changes to the risk factors previously disclosed in the Annual Report.

Risks Related to Taxes and the Mergers

Some of our hotels will be subject to property tax reappraisal.

As a result of the Mergers, some of our hotels will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Ten of our hotel properties, or approximately 26%, are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, an additional five of our hotel properties, or approximately 13%, are located in jurisdictions where the property tax value is subject to a ceiling that will no longer be applicable following the Mergers. The Mergers and the associated publicity together with the related transfers of property and property name changes that will occur in connection with the Mergers may cause other jurisdictions, in which the timing of the reappraisals is discretionary with the taxing authorities, to decide to reappraise our properties in those jurisdictions and may correspondingly increase our property tax expense. Due to the significant uncertainties involved, the possible increases in property tax expense has not been quantified.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are noted below:

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated April 23, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Rangers Sub I, LLC, Rangers Sub II, LP, FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership (incorporated by reference to Exhibit 2.1 to FelCor LP's Current Report on Form 8-K filed on April 25, 2017)

3.1
Third Amended and Restated Agreement of Limited Partnership of FelCor Limited Partnership, dated as of August 31, 2017 (incorporated by reference to Exhibit 3.1 to FelCor LP’s Current Report on Form 8-K filed on September 1, 2017)

3.2
Certificate of Amendment to the Certificate of Limited Partnership of FelCor Limited Partnership, dated September 1, 2017 (incorporated by reference to Exhibit 3.2 to FelCor LP’s Current Report on Form 8-K filed on September 1, 2017)

3.3	Articles of Organization of Rangers Sub I, LLC (incorporated by reference to Exhibit 3.1 to Rangers’ and FelCor LP’s Current Report on Form 8-K filed on September 7, 2017)
3.4	Operating Agreement of Rangers Sub I, LLC dated April 20, 2017 (incorporated by reference to Exhibit 3.2 to Rangers’ and FelCor LP’s Current Report on Form 8-K filed on September 7, 2017)
4.1
First Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 6.000% Senior Notes due 2025, dated as of August 9, 2017, by and among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to FelCor LP’s Current Report on Form 8-K filed on August 10, 2017)

4.2
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 5.625% Senior Secured Notes due 2023, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Rangers' and FelCor LP’s Current Report on Form 8-K filed on September 7, 2017)

4.3
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 6.000% Senior Notes due 2025, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Rangers' and FelCor LP’s Current Report on Form 8-K filed on September 7, 2017)

31.1*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rangers.

31.2*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rangers.

31.3*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

31.4*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for FelCor LP.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rangers.
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGERS SUB I, LLC

Dated: November 14, 2017	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: November 14, 2017	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2017	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: November 14, 2017	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: November 14, 2017	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2017	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)