Form 10-K
period 2017-12-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2018-03-02
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Rangers Sub I, LLC                                         ☒ Yes  ☐ No
FelCor Lodging Limited Partnership                                 ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of March 2, 2018, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of March 2, 2018, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

EXPLANATORY NOTE

On August 31, 2017 (the "Acquisition Date"), RLJ Lodging Trust ("RLJ"), RLJ Lodging Trust, L.P. ("RLJ LP"), Rangers Sub I, LLC, a wholly-owned subsidiary of RLJ LP ("Rangers"), and Rangers Sub II, LP, a wholly-owned subsidiary of RLJ LP ("Partnership Merger Sub") consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement") dated as of April 23, 2017 with FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP"), pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Where it is important to distinguish between the entities, we either refer specifically to Rangers, FelCor, as predecessor to Rangers, or FelCor LP. Otherwise, we use the terms "we" or "our" to refer to (i) Rangers and FelCor LP, collectively (including their consolidated subsidiaries) following the Mergers and (ii) FelCor and FelCor LP, collectively (including their consolidated subsidiaries) prior to consummation of the Mergers, unless the content indicates otherwise.

This annual report on Form 10-K for the fiscal year ended December 31, 2017 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

RLJ LP owns 100% of Rangers. Rangers indirectly owns 99% of FelCor LP. A wholly-owned subsidiary of RLJ LP owns the remaining 1% of FelCor LP, which is a noncontrolling interest that is reflected within the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity treatment, the consolidated financial statements for Rangers and FelCor LP are nearly identical, except that net income (loss) attributable to the 1% noncontrolling interest in FelCor LP is deducted from Rangers' net income (loss) in order to arrive at net income (loss) attributable to Rangers.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•
"our company," "we," "us" and "our" refer to Rangers and FelCor LP, collectively (including their consolidated subsidiaries) following the Mergers and to FelCor and FelCor LP, collectively (including their consolidated subsidiaries) prior to consummation of the Mergers, unless the content indicates otherwise;

•	"our hotel properties" refers to the 36 hotels owned by us as of December 31, 2017;

•
a "compact full-service hotel" typically refers to any hotel with (1) less than 300 guestrooms and less than 12,000 square feet of meeting space or (2) more than 300 guestrooms where, unlike traditional full-service hotels, the operations focus primarily on the rental of guestrooms such that a significant majority of its total revenue is generated from room rentals rather than other sources, such as food and beverage;

•	"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available;

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy; and

•
"RevPAR penetration index" of our hotel properties is the measure of each hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party management company that manages the hotel property believe are comparable for purposes of benchmarking the performance of such hotel.

For a more in depth discussion of ADR, Occupancy, RevPAR, and the RevPAR penetration index, please refer to the "Key Indicators of Operating Performance" section.

PART I

Item 1.    Business
Our Company
Rangers is a Maryland limited liability company that, through FelCor LP, owns hotel properties and conducts other business. Substantially all of Rangers' assets and liabilities are held by, and all of its operations are conducted through, FelCor LP. 100% of the ownership interests of Rangers are held by RLJ LP, which is the operating partnership of RLJ, one of the largest U.S. publicly traded lodging real estate investment trusts ("REIT"). Rangers indirectly owns a 99% partnership interest in FelCor LP. Rangers General Partner, LLC ("Rangers GP"), a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP.

Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators with dense corporate and individual populations. We believe premium-branded, compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

As of December 31, 2017, we owned 36 hotel properties with approximately 10,800 rooms, located in 14 states. We owned, through wholly-owned subsidiaries, a 100% interest in 33 hotel properties, a 95% controlling interest in the entity that owns The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 34 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 35 of the 36 hotel properties to subsidiaries of RLJ LP.

Merger with RLJ

On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement, whereby Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of RLJ LP, and immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly-owned subsidiary of RLJ LP.

Upon completion of the REIT Merger and under the terms of the Merger Agreement, each issued and outstanding share of FelCor common stock (other than shares held by any wholly-owned subsidiary of FelCor) was converted into the right to receive 0.362 (the “Common Exchange Ratio”) of RLJ's common shares, and each issued and outstanding share of FelCor $1.95 Series A cumulative convertible preferred stock was converted into the right to receive one of RLJ's $1.95 Series A cumulative convertible preferred shares.

Upon completion of the Partnership Merger and under the terms of the Merger Agreement, each limited partner of FelCor LP was entitled to elect to exchange its outstanding common limited partnership units in FelCor LP (the "FelCor LP Common Units") for a number of RLJ's newly issued common shares based on the Common Exchange Ratio. Upon completion of the Partnership Merger, each outstanding FelCor LP Common Unit of any holder who did not make the foregoing election was converted into the right to receive a number of units of limited partnership interest in RLJ LP ("OP units") based on the Common Exchange Ratio. No fractional shares or units of RLJ's common shares or RLJ LP's OP units were issued in the Mergers, and the value of any fractional interests was paid in cash.

At the closing of the Mergers, FelCor LP had controlling financial interests in various hotel property-owning subsidiaries (the "FelCor Lessors"), and FelCor TRS Holdings, LLC ("FelCor TRS") and its property-operating subsidiaries (the "FelCor Lessees"). The hotel properties were leased through intercompany lease agreements between the FelCor Lessors and the FelCor Lessees, resulting in the FelCor Lessees' payments being eliminated in consolidation. Immediately after the consummation of the Mergers and RLJ's push down of the allocation of the purchase price consideration, FelCor LP distributed the equity interests in FelCor TRS to RLJ LP. As a result of the distribution of the equity interests in FelCor TRS, the FelCor Lessees' payments pursuant to the leases are no longer eliminated in consolidation of our consolidated financial statements.

The combined company, headquartered in Bethesda, Maryland, is led by RLJ's senior management team. Additional information on the Mergers can be found in Note 2 to our accompanying consolidated financial statements.

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•
Owners — own the hotel property and typically enter into a management agreement for an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

•	Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.

•
Managers — responsible for the day-to-day operation of the hotel property, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

Our Investment and Growth Strategies

Both Rangers and FelCor LP are wholly-owned subsidiaries of RLJ LP, therefore, Rangers and FelCor LP carryout RLJ's investment and growth strategies, which are noted below.

RLJ's objective is to generate strong returns for its shareholders by acquiring primarily premium-branded, focused-service and compact full-service hotels at prices where it believes it can generate attractive returns on investment and long-term value appreciation through proactive asset management. RLJ also intends to selectively dispose of hotel properties when it believes the returns have been maximized or the hotel properties no longer meet its strategy in order to redeploy capital into more accretive acquisitions and other opportunities. RLJ intends to pursue this objective through the following investment and growth strategies:

Investment Strategies

•
Targeted ownership of premium-branded, focused-service and compact full-service hotels.  RLJ believes that premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

•
Use of premium hotel brands.  RLJ believes in affiliating its hotels with premium brands owned by leading international franchisors such as Hilton and Wyndham. RLJ believes that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.

•
Focus on high-growth markets.  RLJ focuses on owning and acquiring hotel properties in markets that it believes has multiple demand generators and high barriers to entry. As a result, RLJ believes that these hotel properties generate higher returns on investment.

Growth Strategies

•
Maximize returns from our hotel properties.  RLJ believes that its hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of its proactive asset management and the anticipated economic growth in the United States. RLJ actively monitors and advises its third-party management companies on most aspects of its hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. RLJ regularly reviews opportunities to further invest in its hotel properties in an effort to enhance the quality and attractiveness of its hotel properties, increase their long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  RLJ seeks to acquire additional hotel properties at prices below replacement cost where it believes it can generate attractive returns on investment. RLJ intends to target acquisition opportunities where it can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  RLJ intends to pursue a disciplined capital allocation strategy designed to maximize the return on its investments by selectively selling hotel properties that are no longer consistent with its investment strategy or whose returns appear to have been maximized. To the extent that RLJ sells its hotel properties, RLJ intends to redeploy the capital into higher yielding investments including acquisitions and investment opportunities that it believes will achieve higher returns.

Our Hotel Properties

Overview

As of December 31, 2017, we owned a high-quality portfolio of 36 hotel properties with approximately 10,800 rooms, located in 14 states.

Brand Affiliations

Our hotel properties operate under strong, premium brands, with approximately 83% of our hotel properties operating under existing relationships with Hilton or Wyndham. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2017:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Marriott	1	2.8%	401	3.7%
Renaissance	1	2.8%	362	3.3%
Sheraton	1	2.8%	364	3.4%
Subtotal	3	8.4%	1,127	10.4%
Hilton
Embassy Suites	18	50.0%	4,982	46.0%
DoubleTree	3	8.3%	726	6.7%
Hilton	1	2.8%	385	3.6%
Subtotal	22	61.1%	6,093	56.3%
Wyndham
Wyndham	8	22.2%	2,528	23.3%
Subtotal	8	22.2%	2,528	23.3%
Other Brand Affiliation	3	8.3%	1,086	10.0%
Total	36	100.0%	10,834	100.0%

Asset Management

RLJ has a dedicated team of asset management professionals that proactively work with the third-party management companies to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotel properties. The asset management team works closely with the third-party management companies on key aspects of each hotel property's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification of return on investment initiatives and overall business strategy. In addition, RLJ retains approval rights on key staffing positions at many of our hotel properties, such as the hotel property's general manager and director of sales. We believe that the strong asset management process helps to ensure that each hotel property is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel property to customers, and that the management companies are maximizing revenue and enhancing operating margins.

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the compact full-service hotel segment and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotel properties, that are affiliated with leading national brands, such as the Hilton and Wyndham brands, will enjoy competitive advantages associated with operating under such brands.

Seasonality

The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. For example, our hotel properties in the Philadelphia, Pennsylvania metropolitan area experience lower revenues and profits during the winter months of December through March, while our hotel properties in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel property's room revenues, occupancy levels, room rates, operating expenses and cash flows.

Our Financing Strategy

We carry out RLJ's financing strategy, which is to continue to maintain a prudent capital structure by limiting its net debt-to-EBITDA ratio to 5.0x or below. RLJ defines net debt as total indebtedness minus cash and cash equivalents. Over time, RLJ intends to finance its long-term growth with equity issuances and debt financing with staggered maturities. RLJ will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt is currently comprised of secured and unsecured senior notes and mortgage loans that are secured by our hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt bears interest at fixed rates.

Organizational Structure

RLJ is a Maryland real estate investment trust that conducts its business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which its hotel properties are indirectly owned by RLJ LP, through limited partnerships, limited liability companies or other subsidiaries. RLJ is the sole general partner of RLJ LP and, as of December 31, 2017, RLJ owned 99.6% of the OP units in RLJ LP.

Rangers was formed as a Maryland corporation in April 2017 and FelCor LP was formed as a Delaware limited partnership in May 1994. RLJ LP owns 100% of Rangers. Rangers indirectly owns a 99% partnership interest in FelCor LP. A wholly-owned subsidiary of RLJ LP owns the remaining 1% of FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

The following chart generally depicts our corporate structure as of December 31, 2017:

Regulation

General

Our hotel properties are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotel properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our hotel properties must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our hotel properties where such removal is readily achievable. We believe that our hotel properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotel properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be subject to liability related to contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotel properties may expose us to third-party liability for cleanup costs, property damage or bodily injury, natural resource damages and costs or expenses related to liens or property use restrictions and materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Our hotel properties are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. Our hotel properties incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

Some of our hotel properties contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Some of our hotel properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at our hotel properties and others if property damage or health concerns arise.

Insurance

RLJ carries comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotel properties, and earthquake, wind, flood and hurricane coverage on the hotel properties in areas where RLJ believes such coverage is warranted, in each case with limits of liability that RLJ deems adequate. Similarly, RLJ is insured against the risk of direct physical damage in amounts it believes to be adequate to reimburse itself, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel property, including the loss of income during the reconstruction period. RLJ has selected policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. RLJ does not carry insurance for generally uninsurable risks, including, but not limited to losses caused by riots, war or acts of God. In the opinion of RLJ's management, our hotel properties are adequately insured.

Employees

As of December 31, 2017, we had 40 employees.

Corporate Information

Our principal executive offices are located at 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814, which is RLJ's corporate headquarters. Our telephone number is (301) 280-7777. We do not have our own website, but RLJ's website is located at www.rljlodgingtrust.com. The information that is found on or accessible through RLJ's website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (the "SEC"). We have included RLJ's website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to RLJ's website.

RLJ does not make available on its website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. However, upon filing those reports with, or furnishing them to, the SEC, those reports can be viewed on the SEC's website. On RLJ's website, specifically the Corporate Governance page under the Investor Relations section, there are various documents related to RLJ's corporate governance including its: Board Committee Charters; Corporate Governance Guidelines; Code of Business Conduct and Ethics; Complaint Procedures for Financial and Auditing Matters; Declaration of Trust; and Bylaws.

This Annual Report on Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

Item 1A.    Risk Factors

Set forth below are the risks that we believe are material to our stakeholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows, and our ability to, among other things, satisfy our debt service obligations. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" at the beginning of our Annual Report on Form 10-K.

Risks Related to Our Business and Hotel Properties

We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.

Our hotel properties are located in metropolitan and resort areas which may be susceptible to adverse market conditions, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotel properties, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotel properties and we could be materially and adversely affected if such third-party managers do not manage our hotel properties in our best interests.

Our hotel properties are operated by third-party hotel managers pursuant to management agreements. There are individual management agreements for all of our hotel properties.

Under the terms of the management agreements our hotel properties are subject to, the hotel managers are responsible for all aspects of the operations of our hotel properties, including ensuring those operations are conducted in accordance with applicable laws and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotel properties is limited. While we closely monitor the performance and operations of the third-party hotel managers, we cannot assure you that the hotel managers will manage our hotel properties in a manner that is consistent with their respective obligations under the applicable management agreement or the obligations under the franchise agreements our hotel properties are subject to. We also cannot assure you that the hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations. We do not have the authority to require any hotel to be operated in a particular manner (for instance, with respect to setting room rates). If RLJ believes that our hotel properties are not being operated efficiently, the general recourse under the management agreements our hotel properties are subject to is limited to termination upon sixty days' notice if RLJ believes the third-party managers are not performing adequately or are not operating our hotel properties in our best interests. From time to time, disputes may arise between RLJ and the third-party managers regarding their performance or compliance with the terms of the management agreements, which in turn could adversely affect our results of operations. If RLJ is unable to reach satisfactory results through discussions and negotiations, it may choose to terminate the management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

In the event that any of the management agreements our hotel properties are subject to are terminated, we can provide no assurances that a replacement manager can be found or that the franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotel properties.

We are subject to the risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

The third-party management companies that manage our hotel properties are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage the employees at our hotel properties, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, the hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

Restrictive covenants in certain of the management and franchise agreements our hotel properties are subject to contain provisions limiting or restricting the sale or financing of our hotel properties, which could have a material and adverse effect on us.

Management and franchise agreements typically contain restrictive covenants that limit or restrict our ability to sell or refinance a hotel without the consent of the management company or franchisor. Many of the franchise agreements our hotel properties are subject to provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the management company engaged to manage the hotel property. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee is not a competitor of the management company or franchisor and the transferee assumes the related management and franchise agreements. If the management company or franchisor does not consent to the sale or financing of our hotel properties, we may be prohibited from taking actions that would otherwise be in our best interests.

Substantially all of our hotel properties operate under either Hilton or Wyndham brands; therefore, we are subject to the risks associated with concentrating our portfolio in just four brand families.

Thirty of the 36 hotel properties that we owned as of December 31, 2017 utilize brands owned by Hilton or Wyndham. As a result, our success is dependent in part on the continued success of Hilton or Wyndham and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Hilton and/or Wyndham is reduced or compromised, the goodwill associated with the Hilton- or Wyndham-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Hilton or Wyndham were to deteriorate or terminate as a result of disputes regarding the management of our hotel properties or for other reasons, Hilton and/or Wyndham could, under certain circumstances, terminate the current franchise licenses that our hotel properties are subject to or decline to provide franchise licenses for our hotel properties in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotel properties could materially and adversely affect our financial condition and results of operations.

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment ("FF&E"). Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or redevelopment of additional hotel properties will require significant capital expenditures. If we are unable to obtain the capital necessary to make required periodic capital expenditures and renovate our hotel properties on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

Adverse global market and economic conditions and dislocations in the markets could cause us to recognize impairment charges, which could materially and adversely affect our business, financial condition and results of operations.

We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. When circumstances indicate that the carrying value of the real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. If the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to fair value and we recognize an impairment loss, which could materially and adversely affect our business, financial condition and results of operations.

Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material and adverse effect on us.

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online room sharing services. These competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in those competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2017, we had approximately $1.3 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2017, we had approximately $1.3 billion of outstanding debt, of which approximately $85.4 million bears interest at variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows.

Because we anticipate that our operating cash will be adequate to repay only a portion of our debt at maturity, we expect that we will be required to repay debt through debt refinancings and/or offerings of our securities. The amount of our outstanding debt may adversely affect our ability to refinance our debt.

If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our hotel properties on disadvantageous terms, which may result in losses to us. In addition, if then-prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would adversely affect our future operating results and liquidity.

Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risks that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult economic conditions;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to borrow more money for operations and capital improvements.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs on favorable terms or at all, which could materially and adversely affect us.

In recent years, the U.S. financial markets experienced significant price volatility, dislocations and liquidity disruptions, which caused stock market prices to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Renewed volatility and uncertainty in the financial markets may negatively impact our ability to access additional financing for our capital needs, including growth, acquisition activities and other business initiatives, on favorable terms or at all, which may negatively affect our business. Additionally, due to this potential uncertainty, in the future we may be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which may adversely affect our ability to service other debt and to meet our other liquidity and business obligations. A prolonged downturn in the financial markets may cause us to seek alternative capital sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

Compliance with, or failure to comply with, our financial covenants may materially and adversely affect our financial position and results of operations.

The agreements governing our senior secured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur certain additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends; or (iii) merge. In addition, our 5.625% senior secured notes are secured by a combination of first lien mortgages and related security interests on nine hotels, as well as pledges of equity interests in certain subsidiaries of FelCor LP, and the 6.00% senior unsecured notes require us to maintain a minimum amount of unencumbered assets. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

Various political, economic, social or business risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial thresholds. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default could permit lenders to accelerate the maturity of obligations under these agreements and to foreclose upon any collateral securing those obligations. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions could significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Certain of our subsidiaries have been formed as special purpose entities, or SPEs. These SPEs have incurred mortgage debt secured by the assets of those SPEs. This debt is non-recourse to us, except in connection with certain customary recourse "carve-outs," including fraud, misapplication of funds, etc., in which case this debt could become fully recourse to us.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and liquidity and disputes between us and our joint venture partners.

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:

•
we may not have exclusive control over the development, financing, leasing, management and other aspects of the hotel property or the joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;

•	joint venture agreements often restrict the transfer of a partner's interest or may otherwise restrict our ability to sell the interest when we desire, or on advantageous terms;

•
joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner's interest or selling its interest to that partner;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which would mean that we and any other remaining partners generally would remain liable for the joint venture's liabilities; or

•
we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

Any of the above might subject a hotel property to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.

Risks Related to the Lodging Industry

The seasonality of the lodging industry could have a material and adverse effect on us.

The lodging industry is seasonal in nature, which causes quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. The seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could have a material and adverse effect on us.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material and adverse effect on us.

The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material and adverse effect on us.

We operate in a highly competitive industry.

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the compact full-service hotel segment and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, and Wyndham brands, will enjoy competitive advantages associated with operating under such brands. Our competitors may have similar or greater commercial and financial resources which allow them to improve their properties in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

Our ownership of hotel properties with ground leases exposes us to the risks that we may be forced to sell such hotel properties for a lower price, we may be unable to renew a ground lease or we may lose such hotel properties upon breach of a ground lease.

As of December 31, 2017, nine of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those 11 hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Hilton and Wyndham, some of our hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel property's profitability. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as a "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. If consumers develop brand loyalties to Internet reservation systems rather than to the brands under which our hotel properties are franchised, the value of our hotel properties could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotel properties is expected to be derived from traditional channels, if the amount of sales made through Internet travel intermediaries increases significantly, commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.

Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

We, and the hotel managers and franchisors, rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifiable information, reservations, billing and operating data. These information technology networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information technology networks and systems. Although we believe we and the hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached.

In addition to the information technology networks and systems of the hotel managers that are used to operate our hotel properties, RLJ has its own corporate information technology networks and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these information technology networks and systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technology networks and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business.

Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

Future terrorist attacks or changes in terror alert levels could materially and adversely affect us.

Historically, terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material and adverse effect on travel and hotel demand and our ability to insure our hotel properties, which could materially and adversely affect us.

The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand, which would have a material and adverse effect on us.

A widespread outbreak of an infectious or contagious disease in the U.S. could reduce travel and hotel demand within the lodging industry. If demand at our hotel properties decreases significantly or for a prolonged period of time as a result of an outbreak of an infectious or contagious disease, our revenue would be adversely affected, which could have a material and adverse effect on us.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our coastal markets also could experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotel properties. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information.

Risks Related to the Real Estate Industry

The illiquid nature of real estate investments could significantly impede our ability to respond to changing economic, financial, and investment conditions or changes in the operating performance of our hotel properties, which could materially and adversely affect our cash flows and results of operations.

Real estate investments, including the compact full-service hotels in our portfolio, are relatively illiquid. As a result, we may not be able to sell a hotel or hotels quickly or on favorable terms in response to the changing economic, financial and investment conditions or changes in the hotel's operating performance when it otherwise may be prudent to do so. We cannot predict whether we will be able to sell any hotel property we desire to sell for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property. We may be required to expend funds to correct defects or to make improvements before a hotel can be sold, and we cannot provide any assurances that we will have the funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could materially and adversely affect our cash flows and results of operations.

Uninsured and underinsured losses at our hotel properties could materially and adversely affect us.

We maintain comprehensive insurance on each of our hotel properties and we intend to maintain comprehensive insurance on any hotels that we acquire in the future, including liability, fire and extended coverage. There can be no assurances that insurance coverage will be available at reasonable rates. Certain types of catastrophic losses, such as windstorms, earthquakes, floods and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the hotel property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel property, which could have a material and adverse effect on us.

In addition, the insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing the mortgage loan. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotel properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover the potential losses. We may not have adequate coverage for such losses, which could have a material and adverse effect on us.

Compliance or failure to comply with the ADA and other safety regulations and requirements could result in substantial costs.

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private damage awards. If we are required to make substantial modifications to the hotel properties that we own or the hotel properties that we acquire, whether to comply with the ADA or other changes in governmental rules and regulations, we could be materially and adversely affected.

Our hotel properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, our financial condition, results of operations, cash flows and our ability to satisfy our debt obligations could be materially and adversely affected.

We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material and adverse effect on us.

Our hotel properties are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties. Contamination at, on, under or emanating from our hotel properties also may expose us to liability to private parties for the costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our hotel properties, the environmental laws may also impose restrictions on the manner in which the properties may be used or how the businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, any persons who send waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotel properties are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotel properties routinely handle and use hazardous or regulated substances and waste as part of their operations (e.g., swimming pool chemicals). Our hotel properties incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with the applicable requirements.

Certain of our hotel properties contain, and the hotel properties that we acquire in the future may contain, or may have contained ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels is alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to third party liability if property damage or personal injury occurs.

The liabilities and the costs associated with environmental contamination at, on, under or emanating from our properties, defending against the claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional, new, or material environmental liabilities or that the current environmental condition of our hotel properties will not be affected by our operations, the condition of the properties in the vicinity of our hotel properties, or by third parties unrelated to us. The discovery of material environmental liabilities at our hotel properties could subject us to unanticipated costs, which could significantly reduce or eliminate our profitability.

We may from time to time be subject to litigation that could expose us to uncertain or uninsured costs.

As owners of hotel properties, we may from time to time face potential claims, litigation and threatened litigation from guests, visitors to our hotel properties, contractors, sub-contractors and others.  These claims and proceedings are inherently uncertain and their costs and outcomes cannot be predicted with certainty. Some of these claims may result in defense costs, settlements, fines or judgments against us, and some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material and adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.

Risks Related to Taxes and the Mergers

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution because:

•
FelCor would be subject to federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes; and

•
The deemed sale of assets by FelCor in the REIT Merger would be subject to federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes.

Some of our hotel properties will be subject to property tax reappraisal.

As a result of the Mergers, some of our hotel properties will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Ten of our hotel properties are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, an additional five of our hotel properties are located in jurisdictions where the property tax value is subject to a ceiling that will no longer be applicable following the Mergers. The Mergers and the associated publicity together with the related transfers of property and property name changes that will occur in connection with the Mergers may cause other jurisdictions, in which the timing of the reappraisals is discretionary with the taxing authorities, to decide to reappraise our hotel properties in those jurisdictions and may correspondingly increase our property tax expense. Due to the significant uncertainties involved, the possible increases in property tax expense has not been quantified.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2017:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Massachusetts
	Embassy Suites Birmingham	242		Embassy Suites Boston Marlborough	229
Arizona				Wyndham Boston Beacon Hill	304
	Embassy Suites Phoenix - Biltmore	232	Minnesota
California				Embassy Suites Minneapolis - Airport	310
	Embassy Suites Los Angeles - International Airport South	349	New Jersey
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Embassy Suites Secaucus - Meadowlands (2)	261
	Embassy Suites Milpitas Silicon Valley	266	New York
	Embassy Suites Napa Valley	205		The Knickerbocker New York (3)	330
	Embassy Suites San Francisco Airport - South San Francisco	312	Pennsylvania
	Embassy Suites San Francisco Airport - Waterfront	340		Sheraton Philadelphia Society Hill Hotel	364
	Holiday Inn San Francisco - Fisherman's Wharf	585		Wyndham Philadelphia Historic District	364
	San Francisco Marriott Union Square	401		Wyndham Pittsburgh University Center	251
	Wyndham San Diego Bayside	600	South Carolina
	Wyndham Santa Monica At The Pier	132		Embassy Suites Myrtle Beach - Oceanfront Resort	255
Florida				Hilton Myrtle Beach Resort	385
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		The Mills House Wyndham Grand Hotel	216
	Embassy Suites Deerfield Beach - Resort & Spa	244	Texas
	Embassy Suites Fort Lauderdale 17th Street	361		DoubleTree Suites by Hilton Austin	188
	Embassy Suites Miami - International Airport	318		Embassy Suites Dallas - Love Field	248
	Embassy Suites Orlando - International Drive South/Convention Center	244		Wyndham Houston - Medical Center Hotel & Suites	287
	The Vinoy Renaissance St. Petersburg Resort & Golf Club	362	Vermont
Georgia				DoubleTree by Hilton Burlington Vermont (4)	309
	Embassy Suites Atlanta - Buckhead	316
Louisiana
	Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Wyndham New Orleans - French Quarter	374
_______________________________________________________________________________

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting.

(2)	We own an indirect 50% ownership interest in the real estate at this hotel property, and we record the real estate interest using the equity method of accounting.

(3)	We own a 95% controlling ownership interest in this hotel property.

(4)	In December 2017, this hotel property was converted from the Sheraton Burlington Hotel & Conference Center to the DoubleTree by Hilton Burlington Vermont.

Management Agreements

In order for our parent, RLJ, to qualify as a REIT, it cannot directly or indirectly operate any of its hotel properties. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to lessees owned by TRS subsidiaries of RLJ LP (the “Lessees”), which in turn engage property management companies to manage our hotel properties. As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, we distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of our equity interests in FelCor TRS, our consolidated financial statements do not include the financial information related to the Lessees' management agreements. Although the financial information related to the Lessees' management agreements is not included in our consolidated financial statements, the management agreements noted below are still in-place at our hotel properties and we are dependent on the performance of the management companies to manage the operations of each of our hotel properties. As of December 31, 2017, our 36 hotel properties were managed by six different management companies as follows:

Management Company	Number of Hotel Properties
Aimbridge Hospitality	1
Hilton Management and affiliates	21
Highgate Hotels	1
InterContinental Hotels Group	2
Marriott Management and affiliates	3
Wyndham	8
36

Thirty-three of the management agreements receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott, Wyndham, and other hotel brands.

The management agreements generally have initial terms that range from five to 20 years, and some provide for one or two automatic extension periods ranging from one to ten years. Each management company receives a base management fee generally between 2.0% and 3.0% of total revenues, with the exception of one hotel property where the base management fees are 2% of total revenue plus 5% of room revenue.

The management companies may also earn an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee was generally calculated as a percentage of hotel operating profit after FelCor received a priority return on its investment in the hotel property.

Each of the management agreements provides us with a right to terminate such management agreement if the management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel property or for any reason upon payment of a stipulated termination fee. The management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel property or the occurrence of certain customary events of default.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. As of December 31, 2017, approximately $22.1 million of the Wyndham net operating income guarantee, in the aggregate, had been recognized. We recognize the guaranty as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of December 31, 2017, two of our hotel properties operated under franchise agreements with Embassy Suites.

As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, we distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of our equity interests in FelCor TRS, our consolidated financial statements do not include the financial information related to the Lessees' franchise agreements. Although the financial information related to the Lessees' franchise agreements is not included in our consolidated financial statements, the franchise agreements noted below are still in-place at our hotel properties and we are dependent on the franchisors to provide our franchised hotels with brand recognition, marketing supporting and worldwide reservation systems.

The above discussion excludes certain hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which the Lessees, as the franchisees, must follow. The franchise agreements require the Lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessees, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have an initial term of 15 years. Each of our existing franchise agreements require that we pay a royalty fee of 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue.

The franchise agreements also provide for termination at the applicable franchisor's option upon the occurrence of certain events, including the failure to pay royalties and fees, the failure to perform our obligations under the franchise license, bankruptcy and the abandonment of the franchise, or a change in control. The Lessees are responsible for making all payments under the applicable franchise agreement to the franchisor; however, we are required to guarantee the obligations under each of the franchise agreements. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide the franchisor the right to approve any change in the management company who manages the hotel property.

TRS Leases

In order for our parent, RLJ, to qualify as a REIT, it cannot directly or indirectly operate any of its hotel properties. The Lessors lease our hotel properties to the Lessees under lease agreements. These lease agreements are known as the "TRS Leases." The Lessees are the parties to the existing management agreements with the third-party hotel management companies at each of our hotel properties. The TRS Leases contain the following provisions:

Lease Terms

The TRS Leases have initial terms that range from three to five years and a majority of the leases can be renewed by the Lessees for three successive five-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, the TRS Leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs, or the applicable provisions of the Internal Revenue Code of 1986 are amended to permit us to operate our hotel properties. The TRS Leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.

Amounts Payable under the Leases

During the term of each TRS Lease, the Lessees are obligated to pay us the greater of a base rent or a percentage rent, plus certain other additional charges that the Lessees agree to pay under the terms of the respective TRS Lease. The percentage rent is calculated based on the revenues generated from the rental of guest rooms, food and beverage sales, and certain other sources, including meeting room and movie rentals.

The TRS Leases require the Lessees to pay rent, all costs and expenses, management fees, franchise fees, personal property taxes, certain insurance policies and all utility and other charges incurred in the operation of the hotels. The TRS Leases also provide for rent reductions and abatements in the event of damage to, destruction, or a partial taking of, any hotel.

As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, we distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Lessees' lease payments pursuant to the TRS Leases are no longer eliminated in consolidation. We recognize lease revenue from the Lessees under the TRS Leases.

For the Predecessor period, all of the above mentioned intercompany transactions are eliminated in consolidation.

Maintenance and Modifications

Under each TRS Lease, the Lessee may, at its expense, make additions, modifications or improvements to the hotel that it deems desirable, and that RLJ approves. In addition, the Lessees are required, at their expense, to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make repairs that may be necessary and appropriate to keep the hotel in good order and repair. Under the TRS Lease, we are responsible for maintaining, at our cost, any underground utilities or structural elements, including the exterior walls and the roof of the hotel (excluding, among other things, windows and mechanical, electrical and plumbing systems). Each Lessee, when and as required to meet the standards of the applicable management agreement, any applicable hotel franchise agreement, or to satisfy the requirements of any lender, must establish an FF&E reserve in an amount equal to up to 5% of gross revenue for the purpose of periodically repairing, replacing or refurbishing the furnishings and equipment.

Events of Default

The events of default under each of the TRS Leases include, among others: the failure by a Lessee to pay rent when due; the breach by a Lessee of a covenant, condition or term under the lease, subject to the applicable cure period; the bankruptcy or insolvency of a Lessee; cessation of operations by a Lessee of the leased hotel for more than 30 days, except as a result of damage, destruction, or a partial or complete condemnation; or the default by a Lessee under a franchise agreement subject to any applicable cure period.

Termination of Leases on Disposition of the Hotels or Change of Control

In the event that RLJ sells a hotel to a non-affiliate or a change of control occurs, we generally have the right to terminate the lease by paying the applicable Lessee a termination fee to be governed by the terms and conditions of the lease.

Ground Leases

As of December 31, 2017, nine of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

Item 3.    Legal Proceedings

The nature of the operations of our hotel properties exposes our hotel properties, us, and RLJ to the risk of claims and litigation in the normal course of business. Other than the pension trust litigation matter noted in Note 10, Commitments and Contingencies, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

As of March 2, 2018, 100% of the ownership interests of Rangers and FelCor LP are held by RLJ LP (either directly or indirectly). There is no established public trading market for equity of Rangers or FelCor LP.

For the Predecessor period, FelCor's common stock was traded on the New York Stock Exchange ("NYSE") under the symbol "FCH." Below is a summary of the high and low prices of FelCor's common stock for each quarterly period during the period of January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016, as reported on the NYSE and the distributions paid by FelCor with respect to each quarterly period.

2017	High	Low	Distribution
January 1, 2017 through March 31, 2017	$9.13	$7.00	$0.06
April 1, 2017 through June 30, 2017	$8.20	$6.74	$0.06
July 1, 2017 through August 31, 2017	$7.48	$6.75	$0.04

2016	High	Low	Distribution
January 1, 2016 through March 31, 2016	$8.17	$5.47	$0.06
April 1, 2016 through June 30, 2016	$8.08	$5.68	$0.06
July 1, 2016 through September 30, 2016	$7.19	$6.00	$0.06
October 1, 2016 through December 31, 2016	$8.44	$6.07	$0.06

Distribution Information

Our senior notes indentures limit our ability to pay dividends and make other payments based on our ability to satisfy certain financial requirements. We do not expect to make any dividends, distributions or other similar payments.

Item 6.    Selected Financial Data

The following selected financial information for Rangers and FelCor LP should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements as of December 31, 2017 and for the Predecessor as of December 31, 2016, and for the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor years ended December 31, 2016 and 2015, and the related notes included elsewhere in this Annual Report on Form 10-K.

Our selected financial information as of December 31, 2017, and for the Predecessor as of December 31, 2016, 2015, 2014, and 2013, and for the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor years ended December 31, 2016, 2015, 2014 and 2013 has been derived from our audited historical financial statements.

As a result of the merger with RLJ, certain prior period amounts in the selected Predecessor financial information have been reclassified to conform to the financial statement presentation of the Company's parent company, RLJ. Refer to Note 3 to our accompanying consolidated financial statements, Summary of Significant Accounting Policies, for information on the reclassifications that were made to the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss).

Rangers Sub I, LLC

	Successor	Predecessor
(In thousands, except share and per share data)	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2017	2017	2016	2015	2014	2013

Statement of Operations Data:
Revenue
Room revenue	$—	$425,682	$661,640	$673,276	$713,213	$692,016
Other property revenue	81,259	125,833	205,314	212,978	208,374	201,420
Total revenue	81,259	551,515	866,954	886,254	921,587	893,436
Expense
Room expense	—	112,813	171,883	172,252	188,465	184,840
Other property expense	—	239,556	379,282	400,007	417,646	416,091
Total property operating expense	—	352,369	551,165	572,259	606,111	600,931
Depreciation and amortization	28,965	73,065	114,054	114,452	115,819	119,624
Impairment loss	—	35,109	26,459	20,861	—	24,441
Property tax, insurance and other	17,062	44,278	70,057	71,686	102,220	105,425
General and administrative	1,019	16,006	27,037	27,283	29,585	26,996
Transaction costs	4,193	68,248	—	—	—	—
Total operating expense	51,239	589,075	788,772	806,541	853,735	877,417
Operating income (loss)	30,020	(37,560)	78,182	79,713	67,852	16,019
Interest and other income	10	226	404	190	48	78
Interest expense	(19,270)	(51,690)	(78,244)	(79,142)	(90,743)	(103,865)
Loss on debt extinguishment	—	(3,278)	—	(30,909)	(4,770)	—
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	10,760	(92,302)	342	(30,148)	(27,613)	(87,768)
Equity in income from unconsolidated joint ventures	661	1,074	1,533	7,833	5,010	4,586
Income tax expense	—	(499)	(873)	(1,245)	(660)	(652)
Gain on sale of investment in an unconsolidated entity, net	—	—	—	—	30,176	—
Gain from remeasurement of an unconsolidated entity, net	—	—	—	—	20,737	—
Gain on involuntary conversion/other	—	—	—	—	100	41
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	19,426	66,762	—
Net income (loss) from continuing operations, including (loss) gain on sale of hotel properties	4,784	(93,491)	7,324	(4,134)	94,512	(83,793)
Discontinued operations	—	(3,415)	(3,131)	669	(360)	18,010
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(157)	545	673	(4,157)	(697)	3,782

Net (income) loss attributable to noncontrolling interest in FelCor LP	(41)	495	93	194	(137)	497
Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(1,437)	(1,219)	—
Preferred dividends	—	(16,744)	(25,115)	(36,234)	(38,712)	(38,713)
Net income (loss) and comprehensive income (loss) available to ownership interests/common shareholders	$4,090	$(113,589)	$(21,617)	$(45,099)	$53,387	$(100,217)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders		$(0.80)	$(0.13)	$(0.33)	$0.43	$(0.95)
Net loss per share attributable to common shareholders		$(0.83)	$(0.16)	$(0.33)	$0.43	$(0.81)
Weighted-average shares - basic		137,331,743	138,128,165	137,730,438	124,158,324	123,817,706
Weighted-average shares - diluted		137,331,743	138,128,165	137,730,438	124,891,743	123,817,706
Dividends declared per share		$0.16	$0.24	$0.18	$0.10	$0.02

(1)
Income allocated to the noncontrolling interest in the Operating Partnership has been excluded from the numerator, and the OP units of the Operating Partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

	Successor	Predecessor
	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,497,880	$1,566,823	$1,729,531	$1,599,791	$1,653,267
Cash and cash equivalents	$14,728	$47,317	$59,786	$47,147	$45,645
Total assets	$2,743,774	$1,707,092	$1,865,912	$2,104,658	$2,144,280
Total debt	$1,299,105	$1,338,326	$1,409,889	$1,585,867	$1,663,226
Total liabilities	$1,373,415	$1,469,621	$1,550,303	$1,735,175	$1,825,011
Total equity	$1,370,359	$232,583	$311,145	$362,867	$314,230

FelCor Lodging Limited Partnership

	Successor	Predecessor
(In thousands, except share and per share data)	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2017	2017	2016	2015	2014	2013

Statement of Operations Data:
Revenue
Room revenue	$—	$425,682	$661,640	$673,276	$713,213	$692,016
Other property revenue	81,259	125,833	205,314	212,978	208,374	201,420
Total revenue	81,259	551,515	866,954	886,254	921,587	893,436
Expense
Room expense	—	112,813	171,883	172,252	188,465	184,840
Other property expense	—	239,556	379,282	400,007	417,646	416,091
Total property operating expense	—	352,369	551,165	572,259	606,111	600,931
Depreciation and amortization	28,965	73,065	114,054	114,452	115,819	119,624
Impairment loss	—	35,109	26,459	20,861	—	24,441
Property tax, insurance and other	17,062	44,278	70,057	71,686	102,220	105,425
General and administrative	1,019	16,006	27,037	27,283	29,585	26,996
Transaction costs	4,193	68,248	—	—	—	—
Total operating expense	51,239	589,075	788,772	806,541	853,735	877,417
Operating income (loss)	30,020	(37,560)	78,182	79,713	67,852	16,019
Interest and other income	10	226	404	190	48	78
Interest expense	(19,270)	(51,690)	(78,244)	(79,142)	(90,743)	(103,865)
Loss on debt extinguishment	—	(3,278)	—	(30,909)	(4,770)	—
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	10,760	(92,302)	342	(30,148)	(27,613)	(87,768)
Equity in income from unconsolidated joint ventures	661	1,074	1,533	7,833	5,010	4,586
Income tax expense	—	(499)	(873)	(1,245)	(660)	(652)
Gain on sale of investment in an unconsolidated entity, net	—	—	—	—	30,176	—
Gain from remeasurement of an unconsolidated entity, net	—	—	—	—	20,737	—
Gain on involuntary conversion/other	—	—	—	—	100	41
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	19,426	66,762	—
Net income (loss) from continuing operations, including (loss) gain on sale of hotel properties	4,784	(93,491)	7,324	(4,134)	94,512	(83,793)
Discontinued operations	—	(3,415)	(3,131)	669	(360)	18,010
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(157)	545	673	(4,157)	(697)	3,782

Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(1,437)	(1,219)	—
Preferred distributions	—	(16,744)	(25,115)	(36,234)	(38,712)	(38,713)
Net income (loss) and comprehensive income (loss) available to FelCor LP partners and common unitholders	$4,131	$(114,084)	$(21,710)	$(45,293)	$53,524	$(100,714)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders		$(0.80)	$(0.13)	$(0.33)	$0.43	$(0.95)
Net loss per unit attributable to common unitholders		$(0.83)	$(0.16)	$(0.33)	$0.43	$(0.81)
Weighted-average number of common units		137,941,926	138,739,214	138,341,900	124,772,194	124,437,172
Distributions declared per common unit		$0.16	$0.24	$0.18	$0.10	$0.02

(1)
Income allocated to the noncontrolling interest in the Operating Partnership has been excluded from the numerator, and the OP units of the Operating Partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

	Successor	Predecessor
	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,497,880	$1,566,823	$1,729,531	$1,599,791	$1,653,267
Cash and cash equivalents	$14,728	$47,317	$59,786	$47,147	$45,645
Total assets	$2,743,774	$1,707,092	$1,865,912	$2,104,658	$2,144,280
Total debt	$1,299,105	$1,338,326	$1,409,889	$1,585,867	$1,663,226
Total liabilities	$1,373,415	$1,469,621	$1,550,303	$1,735,175	$1,825,011
Total partners' capital	$1,370,359	$232,583	$311,145	$362,867	$314,230

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the related notes included thereto, and Item 1A., "Risk Factors" all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

Rangers is a Maryland limited liability company that, through FelCor LP, owns hotel properties and conducts other business. Substantially all of Rangers' assets and liabilities are held by, and all of its operations are conducted through, FelCor LP. 100% of the ownership interests of Rangers are held by RLJ LP, which is the operating partnership of RLJ, one of the largest U.S. publicly traded lodging REITs in terms of both number of hotels and number of rooms. Rangers indirectly owns a 99% partnership interest in FelCor LP. Rangers GP, a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP.

Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators with dense corporate and individual populations. We believe premium-branded, compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

As we look at factors that could impact our business, we find that the consumer is generally in good health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that the recent tax reform will accelerate the expansion of the U.S. economy and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

RLJ continues to follow a prudent and disciplined capital allocation strategy. RLJ will continue to look for and weigh all possible investment decisions against the highest and best returns for its shareholders over the long term. RLJ believes that its cash on hand and expected access to capital along with its senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The combined company, headquartered in Bethesda, Maryland, continues to be led by RLJ's senior management team. As of December 31, 2017, we owned 36 hotel properties with approximately 10,800 rooms, located in 14 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 33 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 34 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 35 of our 36 hotel properties to subsidiaries of RLJ LP.

Our Customers

Our hotel property-owning subsidiaries (the "Lessors") receive rental income from the property-operating subsidiaries (the "Lessees") under lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

Substantially all of our hotel properties consist of premium-branded, compact full-service hotels. As a result of this property profile, the majority of our hotel properties' customers are transient in nature. Transient business typically represents individual business or leisure travelers. As a result, macroeconomic factors that impact both business travel and leisure travel have an effect on our business. Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer.

Our Revenues and Expenses

Our revenue is derived from rental income received under lease agreements, which contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

Our expenses consist of the depreciation and amortization on our investment in hotel properties and intangible assets, and property taxes, insurance, and other property-related costs of our hotel properties.

For the Predecessor period, our revenue was primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other operating department revenue, which consists of parking fees, golf, pool, and other resort fees, gift shop sales, and other guest service fees.

For the Predecessor period, our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotel properties that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. The franchise fees are based on a percentage of room revenue. Our hotel properties are managed by independent, third-party management companies under long-term agreements pursuant to which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel property. We generally receive a cash distribution from the management companies on a monthly basis, which reflects the hotel-level sales less hotel-level operating expenses.

Key Indicators of Financial Performance

We use financial information to evaluate the amount of rental income we receive from the Lessees under our lease agreements. We earn a base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. Industry standard statistical information and comparative data, such as ADR, occupancy, and RevPAR (described further below), are used to measure the operating performance of our hotel properties, including its impact on the amount of rental income recognized from base rent or percentage rent. We also use financial information to evaluate the significance of the property taxes, insurance, and other property-related costs at our hotel properties.

We use a variety of operating, financial and other information to evaluate the operating performance of our business. The key indicators include financial information that was prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotel properties in our portfolio to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

•
ADR — ADR represents the total hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base at a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.

•
Occupancy — Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotel properties' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine the achievable ADR levels.

•
RevPAR — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues, such as food and beverage revenue or other revenue. We use RevPAR to identify trend information with respect to room revenues from comparable hotel properties and to evaluate hotel performance on a regional basis.

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring the operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

Principal Factors Affecting Our Results of Operations

The principal factors affecting our operating results include the overall demand for lodging compared to the supply of available hotel rooms and other lodging options, and the ability of our third-party management companies to increase or maintain revenues while controlling expenses.

•
Demand — The demand for lodging, especially business travel, generally fluctuates with the overall economy. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.

•	Supply — The development of new hotels is driven largely by construction costs, the availability of financing and the expected performance of existing hotels and other lodging options.
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Hilton and Wyndham hotel brands.

•	Revenue — Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

◦	Room revenue — For the Predecessor period, occupancy and ADR were the major drivers of room revenue. Room revenue accounted for the majority of our total revenue.

◦
Food and beverage revenue — For the Predecessor period, occupancy, the nature of the hotel property and the type of customer staying at the hotel were the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage revenue through catering functions as compared to transient business, which may or may not utilize the hotel's food and beverage outlets).

◦
Related party lease revenue — For the Successor period, the lease revenue earned under the TRS Leases is the greater of a base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

◦
Other revenue — For the Predecessor period, occupancy and the nature of the hotel property were the main drivers of other ancillary revenue, such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees. Some hotels, due to the limited focus of the services offered and size or space limitations at the hotel, may not have the type of facilities that generate other revenue.

•	Property Operating Expense — The components of our property operating expense are as follows:

◦
Room expense — For the Predecessor period, these expenses included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other room-related costs. Like room revenue, occupancy was the major driver of room expense. These costs can increase based on an increase in salaries and wages, as well as the level of service and amenities that are provided at the hotel property.

◦
Food and beverage expense —For the Predecessor period, these expenses primarily included food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions are generally more profitable than restaurant, bar, and other food and beverage outlets that are located on the hotel property) were the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

◦
Management and franchise fee expense — For the Predecessor period, a base management fee is computed as a percentage of gross hotel revenues. An incentive management fee is typically paid when the hotel's operating income exceeds certain thresholds, and was generally calculated as a percentage of hotel operating income after we received a priority return on our investment in the hotel. A franchise fee is computed as a percentage of room revenue, plus an additional percentage of room revenue for marketing, central reservation systems and other franchisor costs. Certain hotels will also pay an additional franchise fee which is computed as a percentage of food and beverage revenue. For a more in depth discussion of the management and franchise fees, please refer to the "Our Hotel Properties — Management Agreements" and "Our Hotel Properties — Franchise Agreements" sections.

◦
Other operating expense — For the Predecessor period, these expenses included labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.

Most categories of variable operating expenses, including labor costs, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in certain categories of operating costs and expenses, such as management fees, franchise fees, travel agency commissions, and credit card processing fees, all of which are based on hotel revenues. Therefore, changes in the ADR have a more significant impact on operating margins than changes in occupancy.

2017 Significant Activities

During the Successor period of September 1, 2017 through December 31, 2017, the following significant activities took place:

•	In December 2017, we sold The Fairmont Copley Plaza in Boston, Massachusetts for $170.0 million.

During the Predecessor period of January 1, 2017 through August 31, 2017, the following significant activities took place:

•	FelCor sold two hotel properties for an aggregate sale price of $92 million as follows:

◦	In August 2017, FelCor sold the Royalton New York hotel in New York, New York for $55 million; and

◦	In July 2017, FelCor sold the Morgans New York hotel in New York, New York for $37 million.

•
FelCor declared a cash dividend of $0.06 per share of common stock for both the first and second quarters of 2017, and a prorated cash dividend of $0.04 per share of common stock as a result of the merger with RLJ that closed on August 31, 2017. In addition, FelCor declared a cash dividend of $0.4875 per share on the $1.95 Series A cumulative convertible preferred stock for both the first and second quarters of 2017, and a prorated cash dividend of $0.325 per share on the $1.95 Series A cumulative convertible preferred stock as a result of the Mergers that closed on August 31, 2017.

•	FelCor completed the merger transaction with RLJ. FelCor paid down and terminated the line of credit in connection with the Mergers.

Results of Operations

At December 31, 2017, 2016, and 2015, we owned 36, 39, and 41 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the twelve months ended December 31, 2017, 2016, and 2015.

For the comparison between the years ended December 31, 2017 and 2016, the non-comparable hotel properties include five dispositions that were completed between January 1, 2016 and December 31, 2017.

For the comparison between the years ended December 31, 2016 and 2015, the non-comparable hotel properties include 10 dispositions that were completed between January 1, 2015 and December 31, 2016.

As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, RLJ elected to apply pushdown accounting to the Company's consolidated financial statements. Accordingly, the Company's consolidated financial statements for the periods before and after August 31, 2017 (the "Acquisition Date") reflect different bases of accounting, and the results of operations for those periods are not comparable. As a result, the results of operations are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor", and the period after the Acquisition Date is identified as "Successor". Additionally, immediately after the consummation of the Mergers, the Company distributed the equity interests in FelCor TRS to RLJ LP. As a result of the distribution of FelCor TRS, the Lessees' lease payments are no longer eliminated in consolidation.

Comparison of the Successor period of September 1, 2017 through December 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017 to the Predecessor year ended December 31, 2016

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2017	2017	2016	$ Change	% Change
		(amounts in thousands)
Revenue
Operating revenue
Room revenue	$—	$425,682	$661,640	$(235,958)	(35.7)%
Food and beverage revenue	—	90,572	155,227	(64,655)	(41.7)%
Related party lease revenue	81,259	—	—	81,259	100.0%
Other revenue	—	35,261	50,087	(14,826)	(29.6)%
Total revenue	$81,259	$551,515	$866,954	$(234,180)	(27.0)%
Expense
Operating expense
Room expense	$—	$112,813	$171,883	$(59,070)	(34.4)%
Food and beverage expense	—	71,828	119,047	(47,219)	(39.7)%
Management and franchise fee expense	—	19,901	32,935	(13,034)	(39.6)%
Other operating expense	—	147,827	227,300	(79,473)	(35.0)%
Total property operating expense	—	352,369	551,165	(198,796)	(36.1)%
Depreciation and amortization	28,965	73,065	114,054	(12,024)	(10.5)%
Impairment loss	—	35,109	26,459	8,650	32.7%
Property tax, insurance and other	17,062	44,278	70,057	(8,717)	(12.4)%
General and administrative	1,019	16,006	27,037	(10,012)	(37.0)%
Transaction costs	4,193	68,248	—	72,441	100.0%
Total operating expense	51,239	589,075	788,772	(148,458)	(18.8)%
Operating income (loss)	30,020	(37,560)	78,182	(85,722)	—%
Other income	—	100	342	(242)	(70.8)%
Interest income	10	126	62	74	—%
Interest expense	(19,270)	(51,690)	(78,244)	7,284	9.3%
Loss on debt extinguishment	—	(3,278)	—	(3,278)	100.0%
Income (loss) before equity in income from unconsolidated joint ventures	10,760	(92,302)	342	(81,884)	—%
Equity in income from unconsolidated joint ventures	661	1,074	1,533	202	13.2%
Income (loss) before income tax expense	11,421	(91,228)	1,875	(81,682)	—%
Income tax expense	—	(499)	(873)	374	42.8%
Income (loss) from continuing operations	11,421	(91,727)	1,002	(81,308)	—%
Loss from discontinued operations	—	(3,415)	(3,131)	(284)	(9.1)%
Income (loss) before (loss) gain on sale of hotel properties	11,421	(95,142)	(2,129)	(81,592)	—%
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	(14,723)	—%
Net income (loss) and comprehensive income (loss)	4,784	(96,906)	4,193	(96,315)	—%
Net (income) loss attributable to noncontrolling interests:

Noncontrolling interest in consolidated joint ventures	(157)	545	673	(285)	(42.3)%
Noncontrolling interest in FelCor LP	(41)	495	93	361	—%
Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(14)	(1.0)%
Net income (loss) and comprehensive income (loss) attributable to Rangers	4,090	(96,845)	3,498	(96,253)	—%
Preferred dividends	—	(16,744)	(25,115)	8,371	33.3%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,090	$(113,589)	$(21,617)	$(87,882)	—%

Revenue

Total revenue for the year ended December 31, 2017 decreased $234.2 million, or 27.0%, to $632.8 million ($81.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $551.5 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $867.0 million for the Predecessor year ended December 31, 2016. The decrease was the result of a $236.0 million decrease in room revenue, a $64.7 million decrease in food and beverage revenue and a $14.8 million decrease in other revenue, partially offset by an $81.3 million increase in related party lease revenue.

Room Revenue

Room revenue for the year ended December 31, 2017 decreased $236.0 million, or 35.7%, to $425.7 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $425.7 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $661.6 million for the Predecessor year ended December 31, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in room revenue associated with hotel properties that were sold during the comparative period.

Food and Beverage Revenue

Food and beverage revenue for the year ended December 31, 2017 decreased $64.7 million, or 41.7%, to $90.6 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $90.6 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $155.2 million for the Predecessor year ended December 31, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in food and beverage revenue associated with hotel properties that were sold during the comparative period.

Related Party Lease Revenue

The Company recognized approximately $81.3 million of related party lease revenue during the Successor period of September 1, 2017 through December 31, 2017. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the year ended December 31, 2017 decreased $14.8 million, or 29.6%, to $35.3 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $35.3 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $50.1 million for the Predecessor year ended December 31, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in other revenue associated with hotel properties that were sold during the comparative period.

Property Operating Expense

Property operating expense for the year ended December 31, 2017 decreased $198.8 million, or 36.1%, to $352.4 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $352.4 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $551.2 million for the Predecessor year ended December 31, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in property operating expense associated with hotel properties that were sold during the comparative period.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2017 decreased $12.0 million, or 10.5%, to $102.1 million ($29.0 million for the Successor period of September 1, 2017 through December 31, 2017 and $73.1 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $114.1 million for the Predecessor year ended December 31, 2016. The decrease was primarily the result of a decrease in depreciation and amortization expense associated with hotel properties that were sold during the comparative period and the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Impairment Loss

The Company recognized an impairment loss of $35.1 million during the Predecessor period of January 1, 2017 through August 31, 2017 on two hotel properties based on third-party offers to purchase the hotel properties and observable market data on transactions involving hotel properties in similar locations. The Company recognized an impairment loss of $26.5 million during the Predecessor year ended December 31, 2016 on two hotel properties based on third-party offers to purchase the hotel properties and observable market data on transactions involving hotel properties in similar locations.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the year ended December 31, 2017 decreased $8.7 million, or 12.4%, to $61.3 million ($17.1 million for the Successor period of September 1, 2017 through December 31, 2017 and $44.3 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $70.1 million for the Predecessor year ended December 31, 2016.  The decrease was primarily the result of severance expense that was incurred in the prior year and a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period.

General and Administrative

General and administrative expense for the year ended December 31, 2017 decreased $10.0 million, or 37.0%, to $17.0 million ($1.0 million for the Successor period of September 1, 2017 through December 31, 2017 and $16.0 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $27.0 million for the Predecessor year ended December 31, 2016.  The decrease in general and administrative expense was primarily due to a decrease in compensation expense that was a result of the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Transaction Costs

The Company recognized approximately $4.2 million of transaction costs in the Successor period of September 1, 2017 through December 31, 2017 and approximately $68.2 million of transaction costs in the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs were primarily attributable to legal, accounting, financial advisory, severance, and other transaction costs related to the Mergers.

Interest Expense

Interest expense for the year ended December 31, 2017 decreased $7.3 million, or 9.3%, to $71.0 million ($19.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $51.7 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $78.2 million for the Predecessor year ended December 31, 2016.  The decrease in interest expense is primarily the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements, Merger with RLJ.

Loss on Debt Extinguishment

The Company recognized a $3.3 million loss on debt extinguishment during the Predecessor period of January 1, 2017 through August 31, 2017 as a result of writing off the unamortized deferring financing costs in connection with the termination of the Company's line of credit agreement.

Comparison of the Predecessor year ended December 31, 2016 to the Predecessor year ended December 31, 2015

	Predecessor
	For the year ended December 31,	For the year ended December 31,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$661,640	$673,276	$(11,636)	(1.7)%
Food and beverage revenue	155,227	158,531	(3,304)	(2.1)%
Other revenue	50,087	54,447	(4,360)	(8.0)%
Total revenue	$866,954	$886,254	$(19,300)	(2.2)%
Expense
Operating expense
Room expense	$171,883	$172,252	$(369)	(0.2)%
Food and beverage expense	119,047	123,384	(4,337)	(3.5)%
Management and franchise fee expense	32,935	35,572	(2,637)	(7.4)%
Other operating expense	227,300	241,051	(13,751)	(5.7)%
Total property operating expense	551,165	572,259	(21,094)	(3.7)%
Depreciation and amortization	114,054	114,452	(398)	(0.3)%
Impairment loss	26,459	20,861	5,598	26.8%
Property tax, insurance and other	70,057	71,686	(1,629)	(2.3)%
General and administrative	27,037	27,283	(246)	(0.9)%
Total operating expense	788,772	806,541	(17,769)	(2.2)%
Operating income	78,182	79,713	(1,531)	(1.9)%
Other income	342	166	176	—%
Interest income	62	24	38	—%
Interest expense	(78,244)	(79,142)	898	1.1%
Loss on debt extinguishment	—	(30,909)	30,909	(100.0)%
Income (loss) before equity in income from unconsolidated joint ventures	342	(30,148)	30,490	—%
Equity in income from unconsolidated joint ventures	1,533	7,833	(6,300)	(80.4)%
Income (loss) before income tax expense	1,875	(22,315)	24,190	—%
Income tax expense	(873)	(1,245)	372	(29.9)%
Income (loss) from continuing operations	1,002	(23,560)	24,562	—%
(Loss) gain from discontinued operations	(3,131)	669	(3,800)	—%
Loss before gain on sale of hotel properties	(2,129)	(22,891)	20,762	(90.7)%
Gain on sale of hotel properties	6,322	19,426	(13,104)	(67.5)%
Net income (loss) and comprehensive income (loss)	4,193	(3,465)	7,658	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	673	(4,157)	4,830	—%
Noncontrolling interest in FelCor LP	93	194	(101)	(52.1)%
Preferred distributions - consolidated joint venture	(1,461)	(1,437)	(24)	(1.7)%
Net income (loss) and comprehensive income (loss) attributable to Rangers	3,498	(8,865)	12,363	—%
Preferred dividends	(25,115)	(36,234)	11,119	30.7%
Net loss and comprehensive loss attributable to ownership interests/common shareholders	$(21,617)	$(45,099)	$23,482	52.1%

Revenue

Total revenue decreased $19.3 million, or 2.2%, to $867.0 million for the Predecessor year ended December 31, 2016 from $886.3 million for the Predecessor year ended December 31, 2015. The decrease was a result of an $11.6 million decrease in room revenue, a $3.3 million decrease in food and beverage revenue, and a $4.4 million decrease in other revenue.

Room Revenue

Room revenue decreased $11.6 million, or 1.7%, to $661.6 million for the Predecessor year ended December 31, 2016 from $673.3 million for the Predecessor year ended December 31, 2015.  The decrease was primarily the result of the sale of hotel properties during the comparative period.

Food and Beverage Revenue

Food and beverage revenue decreased $3.3 million, or 2.1%, to $155.2 million for the Predecessor year ended December 31, 2016 from $158.5 million for the Predecessor year ended December 31, 2015. The decrease was primarily the result of the sale of hotel properties during the comparative period.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, decreased $4.4 million, or 8.0%, to $50.1 million for the Predecessor year ended December 31, 2016 from $54.4 million for the Predecessor year ended December 31, 2015.  The decrease was primarily the result of the sale of hotel properties during the comparative period.

Property Operating Expense

Property operating expense decreased $21.1 million, or 3.7%, to $551.2 million for the Predecessor year ended December 31, 2016 from $572.3 million for the Predecessor year ended December 31, 2015. The decrease was primarily the result of the sale of hotel properties during the comparative period.

Impairment Loss

The Company recognized an impairment loss of $26.5 million during the Predecessor year ended December 31, 2016 on two hotel properties based on third-party offers to purchase the hotel properties and observable market data on transactions involving hotel properties in similar locations.

The Company also recognized an impairment loss of $20.9 million during the Predecessor year ended December 31, 2015 on one hotel property as a result of the Company determining that the hotel property no longer met the Company's investment criteria. Accordingly, the Company evaluated the recoverability of the hotel property's carrying value given the expectation to sell the hotel before the end of its previously estimated useful life. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis and determined that the carrying value exceeded the fair value of the hotel property.

Loss on Debt Extinguishment

The Company recognized a $30.9 million loss on debt extinguishment during the Predecessor year ended December 31, 2015 as a result of paying prepayment premiums on the early redemption of the 6.75% senior secured notes due in 2019 and writing off the unamortized deferring financing costs in connection with those senior secured notes.

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures decreased $6.3 million, or 80.4%, to $1.5 million for the Predecessor year ended December 31, 2016 from $7.8 million for the Predecessor year ended December 31, 2015. The decrease was primarily the result of a $7.1 million gain on the sale of a hotel property in 2015 that was owned by one of our unconsolidated joint ventures, partially offset by the improved operations at one of our other unconsolidated joint ventures as a result of completing renovations that had previously contributed to displacement-related reductions at the hotel in 2015.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards; and

•	interest expense and scheduled principal payments on outstanding indebtedness.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations and our existing cash balances.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, and if necessary, borrowings under RLJ's revolving credit facility.

Sources and Uses of Cash

As of December 31, 2017, we had $18.0 million of cash, cash equivalents and restricted cash reserves as compared to $66.8 million at December 31, 2016.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $72.2 million for the Successor period of September 1, 2017 through December 31, 2017. The net cash flow provided by operating activities totaled $99.3 million, $134.9 million, and $146.7 million for the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor years ended December 31, 2016 and 2015, respectively.

Our cash flows used in operating activities generally consist of the cash paid for corporate expenses and other working capital changes, partially offset by the cash received from the hotel property lease agreements between the Lessors and the Lessees. For the Predecessor period, our cash flows provided by operating activities generally consisted of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes.

Refer to the "Results of Operations" section for further discussion of our operating results for the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor years ended December 31, 2016 and 2015, respectively.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $142.3 million for the Successor period of September 1, 2017 through December 31, 2017 primarily due to $165.9 million in net proceeds from the sale of one hotel property. The net cash flow provided by investing activities was offset by $23.6 million in capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $10.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $73.4 million in net proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $63.8 million in capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $20.4 million for the Predecessor year ended December 31, 2016 primarily due to $101.0 million in net proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $74.3 million in capital improvements and additions to our hotel properties and $8.2 million paid for the purchase of land that was previously under a ground lease.

The net cash flow provided by investing activities totaled $113.8 million for the Predecessor year ended December 31, 2015 primarily due to $187.9 million in net proceeds from the sale of eight hotel properties and $7.3 million in distributions from unconsolidated joint ventures in excess of earnings. The net cash flow provided by investing activities was partially offset by $48.4 million in capital improvements and additions to our hotel properties and $33.5 million in capital expenditures to redevelop The Knickerbocker hotel property.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $116.5 million for the Successor period of September 1, 2017 through December 31, 2017 primarily due to $187.6 million in distributions to members and the $51.9 million distribution of the equity interests in FelCor TRS to RLJ LP. The net cash flow used in financing activities was partially offset by $130.1 million in contributions from members.

The net cash flow used in financing activities totaled $112.2 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $121.7 million in repayments on debt borrowings, $49.8 million in distributions to common and preferred stockholders, and $6.4 million paid to repurchase common shares to satisfy employee withholding requirements. The net cash flow used in financing activities was partially offset by $66.0 million in additional borrowings under the line of credit.

The net cash flow used in financing activities totaled $166.0 million for the Predecessor year ended December 31, 2016 primarily due to $158.7 million in repayments on debt borrowings, $58.7 million in distributions to common and preferred stockholders, and $33.2 million paid to repurchase common shares. The net cash flow used in financing activities was partially offset by $85.0 million in additional borrowings under the line of credit.

The net cash flow used in financing activities totaled $250.4 million for the Predecessor year ended December 31, 2015 primarily due to $1.2 billion in repayments on debt borrowings, $170.0 million paid to redeem preferred stock, and $54.8 million in distributions to common and preferred stockholders. The net cash flow used in financing activities was partially offset by $1.0 billion in additional debt borrowings and $198.6 million in net proceeds from the issuance of common stock.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Generally, the cost of routine improvements and alterations are paid out of the FF&E reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by us with the assistance of the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand and/or other sources of available liquidity.

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2017, approximately $1.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2017, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. We also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owned a hotel property had $21.5 million of non-recourse mortgage debt, of which our pro rata portion was $10.8 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owned a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017 (in thousands):

Obligations and Commitments	2018	2019	2020	2021	2022	Thereafter	Total
Senior Notes and interest (1)	$57,976	$57,976	$57,976	$57,976	$57,976	$1,072,795	$1,362,675
Mortgage loans and interest (1)	97,778	10,293	10,294	10,294	141,062	—	269,721
Ground rent	8,269	6,271	6,283	6,295	6,307	215,549	248,974
Operating lease obligations	675	698	710	726	775	3,778	7,362
	$164,698	$75,238	$75,263	$75,291	$206,120	$1,292,122	$1,888,732
_______________________________________________________________________________

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2017.

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

As discussed in Note 2 to our accompanying consolidated financial statements, Merger with RLJ, we distributed our equity interests in FelCor TRS to RLJ LP, so certain critical accounting policies that impact the Lessees will not be applicable to the Company.

Investment in Hotel Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E and inventory. We may also acquire intangible assets or liabilities related to in-place leases, management agreements and franchise agreements.  We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. For the Predecessor period, FelCor's investments in hotel properties were carried at cost and depreciated using the straight-line method over the estimated useful lives of 15 to 30 years for improvements, 40 years for buildings and three to 10 years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. The Company discontinues the capitalization of interest once the real estate development project is substantially complete. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on our operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  We do not depreciate hotel properties so long as they are classified as held for sale.  Upon designation as held for sale and quarterly thereafter, we review the realizability of the carrying value, less costs to sell, in accordance with the guidance.  Any such adjustment to the carrying value is recorded as an impairment loss.

We assess the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties.  The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

Revenue Recognition

Our hotel properties are leased through intercompany lease agreements between the Lessors and the Lessees. As a result of the distribution of our equity interests in FelCor TRS to RLJ LP, the Lessees' lease payments are no longer eliminated in consolidation. Base lease revenue is reported as income by the Lessor on a straight-line basis over the lease term. Percentage lease revenue is reported as income by the Lessor over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease agreements.

For the Predecessor period, our revenue consisted of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). These revenues were recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts were recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues were recorded on an accrual basis as they were earned. An allowance for doubtful accounts was our best estimate of the amount of probable credit losses in the accounts receivable portfolio and it was recorded as bad debt expense. The allowance for doubtful accounts was calculated as a percentage of the aged accounts receivable. Any cash received prior to a guest's arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Income Taxes

The Company is considered to be a partnership for income tax purposes, and is not subject to federal, state, or local income taxes. Any taxable income or loss will be recognized by the partners. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying consolidated financial statements. Significant differences may exist between the results of operations reported in these consolidated financial statements and those determined for income tax purposes primarily due to the use of different asset valuation methods for tax purposes.

We file tax returns as prescribed by the tax laws of the United States. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions, where applicable.

We perform an annual review for any uncertain tax positions and, as required, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. We had no accruals for tax uncertainties as of December 31, 2017.

For the Predecessor period, FelCor elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended. To qualify as a REIT, FelCor was required to distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.

Income taxes were recorded using the asset and liability method. Under this method, deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities were measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates was recognized in earnings in the period when the new rate was enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances were provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets would not be realized.

FelCor performed an annual review for any uncertain tax positions. FelCor had no accruals for tax uncertainties in its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2017, we had approximately $85.0 million of total variable rate debt outstanding (or 6.9% of total indebtedness) with a weighted-average interest rate of 4.56% per annum. If market interest rates on our variable rate debt outstanding as of December 31, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$2,726	$3,106	$3,245	$3,432	$134,919	$999,010	$1,146,438
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	5.80%	5.69%
Variable rate debt (1)	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted-average interest rate (2)	4.56%	—%	—%	—%	—%	—%	4.56%
Total	$87,726	$3,106	$3,245	$3,432	$134,919	$999,010	$1,231,438

(1)	Excludes $67.9 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

(2)	The weighted-average interest rate considers the implied forward rates in the yield curve at December 31, 2017.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of December 31, 2017, the estimated fair value of our fixed rate debt was $1.2 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $59.6 million.

Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

Rangers' management has evaluated, under the supervision and with the participation of the Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of Rangers, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers' Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, Rangers' disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers' management, including Rangers' Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Rangers' management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Rangers' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Rangers' management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers' management has concluded that, as of December 31, 2017, its internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

The management of Rangers GP, the sole general partner of FelCor LP, has evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of FelCor LP, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, FelCor LP's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers GP's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control over Financial Reporting

The management of Rangers GP, the sole general partner of FelCor LP, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). FelCor LP's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Rangers GP, the sole general partner of FelCor LP, assessed the effectiveness of FelCor LP's internal control over financial reporting as of December 31, 2017. In making this assessment, Rangers GP's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers GP's management has concluded that, as of December 31, 2017, FelCor LP's internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                     Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Not applicable.

Executive Officers

The following table sets forth certain information concerning the executive officers of Rangers and Rangers GP, the sole general partner of FelCor LP:

Name	Age (1)	Title
Ross H. Bierkan	58	President and Chief Executive Officer
Leslie D. Hale	45	Executive Vice President and Chief Financial Officer

(1)	Age as of March 2, 2018.

Ross H. Bierkan has served as the President and Chief Executive Officer of Rangers and Rangers GP since August 31, 2017. He has served as the President, Chief Executive Officer and Chief Investment Officer of RLJ and a member of RLJ’s Board of Trustees since May 2016, following the resignation of RLJ’s prior President, Chief Executive Officer and trustee. Until his promotion, Mr. Bierkan had served as the Chief Investment Officer and Executive Vice President of RLJ since the Company’s formation in 2011. Prior to that, he was a principal and executive vice president of RLJ Development from 2000 until RLJ’s initial public offering in 2011. In this capacity he was responsible for overseeing approximately $5.0 billion of real estate acquisitions. Previously, Mr. Bierkan was an original member of The Plasencia Group, a hospitality transaction and consulting group, and from 1993 to 2000 served as its vice president. Prior to joining The Plasencia Group, Mr. Bierkan worked with Grubb and Ellis Real Estate, a commercial real estate brokerage firm. From 1982 to 1988, he held various operational and sales management positions for Guest Quarters Hotels (now the Doubletree Guest Suites). Mr. Bierkan also serves on the owner advisory council for Hyatt House Hotels and as President of the advisory council for Springhill Suites by Marriott. He is on the board of directors of the American Hotel & Lodging Association and is a member of the ULI Hotel Development Council. Mr. Bierkan received his Bachelor of Arts degree from Duke University.

Leslie D. Hale has served as the Executive Vice President and Chief Financial Officer of Rangers and Rangers GP since August 31, 2017. She has served as the Chief Operating Officer, Chief Financial Officer and Executive Vice President of RLJ since July 2016. Prior to this, Ms. Hale served as Chief Financial Officer, Treasurer and Executive Vice President of RLJ since February 2013. Ms. Hale previously served as chief financial officer and senior vice president of real estate and finance of RLJ Development from 2007 until the formation of the Company, when she became the Company’s chief financial officer, treasurer and senior vice president. She previously was the vice president of real estate and finance for RLJ Development from 2006 to September 2007 and director of real estate and finance from 2005 until her 2006 promotion. In these positions, Ms. Hale was responsible for the finance, tax, treasury and portfolio management functions as well as executing all real estate transactions. From 2002 to 2005, she held several positions within the global financial services division of General Electric Corp., including as a vice president in the business development group of GE Commercial Finance, and as an associate director in the GE Real Estate strategic capital group. Prior to that, she was an investment banker at Goldman, Sachs & Co. Ms. Hale received her Bachelor of Business Administration degree from Howard University and her Master of Business Administration degree from Harvard Business School. Ms. Hale serves on the board of directors of Macy’s Inc. (NYSE: M) and is a member of the Howard University Board of Trustees.

Code of Ethics

We do not have our own code of ethics, as we are wholly-owned subsidiaries of RLJ LP. Instead, our executive officers and employees adhere to RLJ’s Code of Business Conduct and Ethics. For more information on RLJ’s Code of Business Conduct and Ethics, please refer to RLJ’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

Corporate Governance

Not applicable.

Item 11.    Executive Compensation

Our executive officers are not compensated for their roles at Rangers and Rangers GP. RLJ provides compensation to our executive officers for their roles at RLJ and such compensation is governed by the policies and principals of the RLJ compensation program established by the Compensation Committee of the RLJ Board of Trustees. For more information on RLJ’s executive compensation, please refer to RLJ’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

As of March 2, 2018, 100% of the ownership interests of Rangers and FelCor LP are held by RLJ LP (either directly or indirectly).

Item 13.    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Our hotel properties are leased by the Lessors to the Lessees. Therefore, the TRS Leases are between related parties. The revenue earned under the TRS Leases for the Successor period of September 1, 2017 through December 31, 2017 was $81.3 million. This revenue is based on a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of rooms revenues, food and beverage revenues, and other revenues at the hotel properties.

Director Independence

Not applicable.

Item 14.    Principal Accountant Fees and Services

Our consolidated financial statements for the year ended December 31, 2017 have been audited by PricewaterhouseCoopers LLP, which served as our independent registered public accounting firm for that year.  The fees billed by PricewaterhouseCoopers LLP for the services performed for the Successor period of September 1, 2017 through December 31, 2017 are included as part of the fees billed by PricewaterhouseCoopers LLP for the audit of RLJ’s consolidated financial statements for the year ended December 31, 2017, which are included in RLJ’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

The following table summarizes the fees billed by PricewaterhouseCoopers LLP for the services performed for the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor year ended December 31, 2016 (in thousands):

	Predecessor
	January 1 through August 31,	For the year ended December 31,
	2017	2016
Audit fees (1)	$80	$671
All other fees (2)	21	—
Total	$101	$671

(1)
The audit fees for 2017 and 2016 include the fees for services rendered for the audit of our consolidated financial statements and the report on the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and other services related to SEC matters.

(2)	The other fees for 2017 include due diligence services related to the Mergers with RLJ.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — See Index to the Financial Statements on page F-1

(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-66 through F-68:
Schedule III — Real Estate and Accumulated Depreciation for Rangers Sub I, LLC and FelCor Lodging Limited Partnership
All other schedules for which a provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable, or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(3)   Exhibits — The exhibits required to be filed by Item 601 of Regulation S-K are noted below:

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

21.1*	List of subsidiaries of Rangers Sub I, LLC and FelCor Lodging Limited Partnership
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
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGERS SUB I, LLC

Dated: March 2, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: March 2, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 2, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: March 2, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: March 2, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 2, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rangers Sub I, LLC and its subsidiaries (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity, and of cash flows for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2018

We have served as the Company's auditor since 1994.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FelCor Lodging Limited Partnership and its subsidiaries (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), of partners' capital, and of cash flows for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2018

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Rangers Sub I, LLC and its subsidiaries (Predecessor) as of December 31, 2016 and the results of their operations and their cash flows for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive income (loss), of partners’ capital and of cash flows for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries (Predecessor) as of December 31, 2016 and the results of their operations and their cash flows for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 and for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2018

Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share/unit and per share data)

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$2,497,880	$1,566,823
Investment in unconsolidated joint ventures	16,912	8,312
Cash and cash equivalents	14,728	47,317
Restricted cash reserves	3,303	19,491
Hotel and other receivables, net of allowance of $0 and $177, respectively	—	26,651
Related party rent receivable	80,090	—
Intangible assets, net	118,170	—
Prepaid expense and other assets	12,691	38,498
Total assets	$2,743,774	$1,707,092
Liabilities and Equity
Debt, net	$1,299,105	$1,338,326
Accounts payable and other liabilities	54,191	78,282
Advance deposits and deferred revenue	—	25,405
Related party lease termination fee payable	7,707	—
Accrued interest	12,286	12,750
Distributions payable	126	14,858
Total liabilities	1,373,415	1,469,621

Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests in FelCor LP, 610,183 units issued and outstanding at December 31, 2016	—	4,888

Equity
Member's/Shareholders' equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized at December 31, 2016
Series A Cumulative Convertible Preferred Shares, 12,879,475 shares issued and outstanding at December 31, 2016	—	309,337
Common shares, $0.01 par value, 200,000,000 shares authorized and 137,990,097 shares issued and outstanding at December 31, 2016	—	1,380
Additional paid-in capital	—	2,576,988
Member's equity	1,302,739	—
Retained earnings (Accumulated deficit)	4,090	(2,706,408)
Total member's/shareholders’ equity	1,306,829	181,297
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	5,900	7,503
Noncontrolling interest in FelCor LP	13,200	—
Total noncontrolling interest	19,100	7,503
Preferred equity in a consolidated joint venture, liquidation value of $45,430 and $44,667 at December 31, 2017 and 2016, respectively	44,430	43,783
Total equity	1,370,359	232,583
Total liabilities and equity	$2,743,774	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2017	2016	2015
Revenue
Operating revenue
Room revenue	$—	$425,682	$661,640	$673,276
Food and beverage revenue	—	90,572	155,227	158,531
Related party lease revenue	81,259	—	—	—
Other revenue	—	35,261	50,087	54,447
Total revenue	$81,259	$551,515	$866,954	$886,254
Expense
Operating expense
Room expense	$—	$112,813	$171,883	$172,252
Food and beverage expense	—	71,828	119,047	123,384
Management and franchise fee expense	—	19,901	32,935	35,572
Other operating expense	—	147,827	227,300	241,051
Total property operating expense	—	352,369	551,165	572,259
Depreciation and amortization	28,965	73,065	114,054	114,452
Impairment loss	—	35,109	26,459	20,861
Property tax, insurance and other	17,062	44,278	70,057	71,686
General and administrative	1,019	16,006	27,037	27,283
Transaction costs	4,193	68,248	—	—
Total operating expense	51,239	589,075	788,772	806,541
Operating income (loss)	30,020	(37,560)	78,182	79,713
Other income	—	100	342	166
Interest income	10	126	62	24
Interest expense	(19,270)	(51,690)	(78,244)	(79,142)
Loss on debt extinguishment	—	(3,278)	—	(30,909)
Income (loss) before equity in income from unconsolidated joint ventures	10,760	(92,302)	342	(30,148)
Equity in income from unconsolidated joint ventures	661	1,074	1,533	7,833
Income (loss) before income tax expense	11,421	(91,228)	1,875	(22,315)
Income tax expense	—	(499)	(873)	(1,245)
Income (loss) from continuing operations	11,421	(91,727)	1,002	(23,560)
Income (loss) from discontinued operations	—	(3,415)	(3,131)	669
Income (loss) before gain (loss) on sale of hotel properties	11,421	(95,142)	(2,129)	(22,891)
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	19,426
Net income (loss) and comprehensive income (loss)	4,784	(96,906)	4,193	(3,465)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(157)	545	673	(4,157)
Noncontrolling interest in FelCor LP	(41)	495	93	194
Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(1,437)

Net income (loss) and comprehensive income (loss) attributable to Rangers	4,090	(96,845)	3,498	(8,865)
Preferred dividends	—	(16,744)	(25,115)	(36,234)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,090	$(113,589)	$(21,617)	$(45,099)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders		$(0.80)	$(0.13)	$(0.33)
Net loss per share attributable to common shareholders		$(0.83)	$(0.16)	$(0.33)
Weighted-average number of common shares		137,331,743	138,128,165	137,730,438

Dividends declared per common share		$0.16	$0.24	$0.18

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

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity

Successor - Balance at September 1, 2017	$1,462,054	$—	$14,768	$5,493	$44,430	$1,526,745
Distribution of FelCor TRS	(102,350)	—	(1,034)	250	—	(103,134)
Net income and comprehensive income	—	4,090	41	157	496	4,784
Contributions	128,775	—	1,301	—	—	130,076
Distributions	(185,740)	—	(1,876)	—	—	(187,616)
Preferred distributions - consolidated joint venture	—	—	—	—	(496)	(496)
Successor - Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2015	12,879,475	$309,337	141,807,821	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	3,498	(673)	1,461	4,286
Repurchase of common shares	—	—	(4,609,855)	(45)	—	(30,417)	—	—	(30,462)
Issuance of stock awards	—	—	1,157,212	11	911	—	—	—	922
Cumulative effect of change in accounting for share-based compensation forfeitures	—	—	—	—	185	(185)	—	—	—
Amortization of share-based compensation	—	—	—	—	9,041	—	—	—	9,041
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(366,360)	(4)	—	(2,746)	—	—	(2,750)
Conversion of operating partnership units into common shares	—	—	1,279	—	9	—	—	—	9
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	(673)	—	—	—	(673)
Contribution from the noncontrolling interests	—	—	—	—	—	—	636	—	636
Distribution to noncontrolling interests	—	—	—	—	—	—	(266)	—	(266)
Distributions on Series A preferred shares	—	—	—	—	—	(25,115)	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(33,326)	—	—	(33,326)
Preferred distributions in a consolidated joint venture	—	—	—	—	—	—	—	(1,461)	(1,461)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	597	597
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2014	12,947,455	$478,749	124,605,074	$1,246	$2,353,666	$(2,530,671)	$18,435	$41,442	$362,867
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	(8,865)	4,157	1,437	(3,271)
Issuance of common stock	—	—	18,400,000	184	198,464	—	—	—	198,648
Repurchase of common shares	—	—	(1,971,188)	(20)	—	(14,342)	—	—	(14,362)
Issuance of stock awards	—	—	1,050,840	11	727	—	—	—	738
Amortization of share-based compensation	—	—	—	—	7,271	—	—	—	7,271
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(276,905)	(3)	—	(2,051)	—	—	(2,054)
Redemption of Series C preferred stock	(67,980)	(169,412)	—	—	5,522	(6,096)			(169,986)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	1,865	—	—	—	1,865
Contribution from the noncontrolling interests	—	—	—	—	—	—	2,809	—	2,809
Distribution to noncontrolling interests	—	—	—	—	—	—	(17,595)	—	(17,595)
Distributions on Series A preferred shares	—	—	—	—	—	(25,115)	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(25,954)	—	—	(25,954)
Distributions on Series C depositary preferred shares	—	—	—	—	—	(5,023)	—	—	(5,023)
Preferred distributions in a consolidated joint venture	—	—	—	—	—	—	—	(1,437)	(1,437)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	1,744	1,744
Predecessor - Balance at December 31, 2015	12,879,475	$309,337	141,807,821	$1,418	$2,567,515	$(2,618,117)	$7,806	$43,186	$311,145

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,		For the year ended December 31,
	2017	2017	2016		2015
Cash flows from operating activities
Net income (loss)	$4,784	$(96,906)	$4,193		$(3,465)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	6,637	5,079	(3,534)		(20,250)
Depreciation and amortization	28,966	73,065	114,054		114,452
Amortization of deferred financing costs	23	2,803	3,973		5,425
Other amortization	(2,660)	—	—		—
Equity in income from unconsolidated joint ventures	(661)	(1,074)	(1,533)		(7,833)
Distributions of income from unconsolidated joint ventures	1,500	333	1,209		6,051
Amortization of fixed stock and directors' compensation	—	3,833	6,638		7,121
Equity-based severance	—	8,372	2,891	2,891	1,352
Loss on debt extinguishment	—	3,278	—		30,909
Impairment	—	35,109	26,459		20,861
Changes in assets and liabilities:
Related party rent receivable	(80,090)	—	—		—
Hotel and other receivables, net	—	(6,155)	(3,761)		611
Prepaid expense and other assets	(449)	2,954	(10,063)		1,639
Accounts payable and other liabilities	(19,876)	54,361	(4,353)		(11,607)
Advance deposits and deferred revenue	—	4,426	(1,025)		2,009
Accrued interest	(10,326)	9,862	(228)		(612)
Net cash flow (used in) provided by operating activities	(72,152)	99,340	134,920		146,663
Cash flows from investing activities
Acquisition of land	—	—	(8,226)		—
Proceeds from the sale of hotel properties, net	165,893	73,416	100,970		187,949
Improvements and additions to hotel properties	(23,637)	(63,802)	(74,264)		(48,436)
Additions to property and equipment	—	—	—		(33,525)
Insurance proceeds	—	—	341		477
Distributions from unconsolidated joint ventures in excess of earnings	—	840	1,586		7,317
Contributions to unconsolidated entities	—	—	—		(15)
Net cash flow provided by investing activities	142,256	10,454	20,407		113,767
Cash flows from financing activities
Proceeds from borrowings	—	66,000	85,000		1,025,438
Repayments of borrowings	(2,164)	(121,691)	(158,662)		(1,203,809)
Repurchase of common shares under a share repurchase program	—	—	(30,462)		(14,362)
Repurchase of common shares to satisfy employee withholdings	—	(6,434)	(2,750)		(2,054)
Contributions from members	130,076	—	—		—
Distributions to members	(187,616)	—	—		—
Distribution of FelCor TRS	(51,867)	—	—		—
Distributions on preferred shares	(4,186)	(18,836)	(25,115)		(32,404)
Redemption of preferred units	—	—	—		(169,986)
Distributions on common shares	—	(30,926)	(33,606)		(22,385)
Distributions on Operating Partnership units	—	(134)	(147)		(93)
Payments of deferred financing costs	(254)	—	(12)		(14,952)
Distributions to noncontrolling interests	—	(150)	(16)		(17,595)
Contributions from noncontrolling interests	—	333	636		2,809
Preferred distributions - consolidated joint venture	(496)	(977)	(1,461)		(1,431)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	647	597		1,744
Net proceeds from common unit issuance	—	—	—		198,648
Net cash flow used in financing activities	(116,507)	(112,168)	(165,998)		(250,432)
Effect of exchange rate changes on cash	—	—	(9)		(153)
Net change in cash, cash equivalents, and restricted cash reserves	(46,403)	(2,374)	(10,680)		9,845
Cash, cash equivalents, and restricted cash reserves, beginning of period	64,434	66,808	77,488		67,643
Cash, cash equivalents, and restricted cash reserves, end of period	$18,031	$64,434	$66,808		$77,488
The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands, except unit and per unit data)

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$2,497,880	$1,566,823
Investment in unconsolidated joint ventures	16,912	8,312
Cash and cash equivalents	14,728	47,317
Restricted cash reserves	3,303	19,491
Hotel and other receivables, net of allowance of $0 and $177, respectively	—	26,651
Related party rent receivable	80,090	—
Intangible assets, net	118,170	—
Prepaid expense and other assets	12,691	38,498
Total assets	$2,743,774	$1,707,092
Liabilities and Partners' Capital
Debt, net	$1,299,105	$1,338,326
Accounts payable and other liabilities	54,191	78,282
Advance deposits and deferred revenue	—	25,405
Related party lease termination fee payable	7,707	—
Accrued interest	12,286	12,750
Distributions payable	126	14,858
Total liabilities	1,373,415	1,469,621

Commitments and Contingencies (Note 10)
Redeemable units, 610,183 units issued and outstanding at December 31, 2016	—	4,888

Partners' Capital
Partners’ capital:
Preferred units:
Series A Cumulative Convertible Preferred Units, 12,879,475 units issued and outstanding at December 31, 2016	—	309,337
Common units, $0.01 par value, 137,990,097 units issued and outstanding at December 31, 2016	—	(128,040)
Partners' capital	1,315,898	—
Retained earnings	4,131	—
Total partners’ capital, excluding noncontrolling interest	1,320,029	181,297
Noncontrolling interest in consolidated joint ventures	5,900	7,503
Preferred capital in a consolidated joint venture, liquidation value of $45,430 and $44,667 at December 31, 2017 and 2016, respectively	44,430	43,783
Total partners' capital	1,370,359	232,583
Total liabilities and partners' capital	$2,743,774	$1,707,092

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2017	2016	2015
Revenue
Operating revenue
Room revenue	$—	$425,682	$661,640	$673,276
Food and beverage revenue	—	90,572	155,227	158,531
Related party lease revenue	81,259	—	—	—
Other revenue	—	35,261	50,087	54,447
Total revenue	$81,259	$551,515	$866,954	$886,254
Expense
Operating expense
Room expense	$—	$112,813	$171,883	$172,252
Food and beverage expense	—	71,828	119,047	123,384
Management and franchise fee expense	—	19,901	32,935	35,572
Other operating expense	—	147,827	227,300	241,051
Total property operating expense	—	352,369	551,165	572,259
Depreciation and amortization	28,965	73,065	114,054	114,452
Impairment loss	—	35,109	26,459	20,861
Property tax, insurance and other	17,062	44,278	70,057	71,686
General and administrative	1,019	16,006	27,037	27,283
Transaction costs	4,193	68,248	—	—
Total operating expense	51,239	589,075	788,772	806,541
Operating income (loss)	30,020	(37,560)	78,182	79,713
Other income	—	100	342	166
Interest income	10	126	62	24
Interest expense	(19,270)	(51,690)	(78,244)	(79,142)
Loss on debt extinguishment	—	(3,278)	—	(30,909)
Income (loss) before equity in income from unconsolidated joint ventures	10,760	(92,302)	342	(30,148)
Equity in income from unconsolidated joint ventures	661	1,074	1,533	7,833
Income (loss) before income tax expense	11,421	(91,228)	1,875	(22,315)
Income tax expense	—	(499)	(873)	(1,245)
Income (loss) from continuing operations	11,421	(91,727)	1,002	(23,560)
Income (loss) from discontinued operations	—	(3,415)	(3,131)	669
Income (loss) before gain (loss) on sale of hotel properties	11,421	(95,142)	(2,129)	(22,891)
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	19,426
Net income (loss) and comprehensive income (loss)	4,784	(96,906)	4,193	(3,465)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(157)	545	673	(4,157)
Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(1,437)

Net income (loss) and comprehensive income (loss) attributable to FelCor LP	4,131	(97,340)	3,405	(9,059)
Preferred distributions	—	(16,744)	(25,115)	(36,234)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$4,131	$(114,084)	$(21,710)	$(45,293)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders		$(0.80)	$(0.13)	$(0.33)
Net loss per unit attributable to common unitholders		$(0.83)	$(0.16)	$(0.33)
Weighted-average number of common units		137,941,926	138,739,214	138,341,900

Distributions declared per common unit		$0.16	$0.24	$0.18

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

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital

Successor - Balance at September 1, 2017	$1,476,822	$—	$5,493	$44,430	$1,526,745
Distribution of FelCor TRS	(103,384)	—	250	—	(103,134)
Net income and comprehensive income	—	4,131	157	496	4,784
Contributions	130,076	—	—	—	130,076
Distributions	(187,616)	—	—	—	(187,616)
Preferred distributions - consolidated joint venture	—	—	—	(496)	(496)
Successor - Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Net income (loss) and comprehensive income (loss)	—	3,405	(673)	1,461	4,193
Repurchase of common units	—	(30,462)	—	—	(30,462)
Amortization of FelCor share-based compensation	—	7,213	—	—	7,213
Allocation to the redeemable units in the Operating Partnership	—	(424)	—	—	(424)
Contribution from the noncontrolling interests	—	—	636	—	636
Distribution to noncontrolling interests	—	—	(266)	—	(266)
Distributions on common units	—	(58,588)	—	—	(58,588)
Preferred distributions in a consolidated joint venture	—	—	—	(1,461)	(1,461)
Issuance of preferred capital in a consolidated joint venture	—	—	—	597	597
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2014	$478,749	$(175,759)	$18,435	$41,442	$362,867
Net income (loss) and comprehensive income (loss)	—	(9,059)	4,157	1,437	(3,465)
Repurchase of common units	—	(14,362)	—	—	(14,362)
Issuance of restricted stock	—	198,648	—	—	198,648
Redemptions of Series C preferred units	(169,412)	(574)	—	—	(169,986)
Amortization of FelCor share-based compensation	—	5,955	—	—	5,955
Allocation to the redeemable units in the Operating Partnership	—	2,152	—	—	2,152
Contribution from the noncontrolling interests	—	—	2,809	—	2,809
Distribution to noncontrolling interests	—	—	(17,595)	—	(17,595)
Distributions on common units	—	(56,185)	—	—	(56,185)
Preferred distributions in a consolidated joint venture	—	—	—	(1,437)	(1,437)
Issuance of preferred capital in a consolidated joint venture	—	—	—	1,744	1,744
Predecessor - Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$4,784	$(96,906)	$4,193	$(3,465)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	6,637	5,079	(3,534)	(20,250)
Depreciation and amortization	28,966	73,065	114,054	114,452
Amortization of deferred financing costs	23	2,803	3,973	5,425
Other amortization	(2,660)	—	—	—
Equity in income from unconsolidated joint ventures	(661)	(1,074)	(1,533)	(7,833)
Distributions of income from unconsolidated joint ventures	1,500	333	1,209	6,051
Amortization of fixed stock and directors' compensation	—	3,833	6,638	7,121
Equity-based severance	—	8,372	2,891	1,352
Loss on debt extinguishment	—	3,278	—	30,909
Impairment	—	35,109	26,459	20,861
Changes in assets and liabilities:
Related party rent receivable	(80,090)	—	—	—
Hotel and other receivables, net	—	(6,155)	(3,761)	611
Prepaid expense and other assets	(449)	2,954	(10,063)	1,639
Accounts payable and other liabilities	(19,876)	54,361	(4,353)	(11,607)
Advance deposits and deferred revenue	—	4,426	(1,025)	2,009
Accrued interest	(10,326)	9,862	(228)	(612)
Net cash flow (used in) provided by operating activities	(72,152)	99,340	134,920	146,663
Cash flows from investing activities
Acquisition of land	—	—	(8,226)	—
Proceeds from the sale of hotel properties, net	165,893	73,416	100,970	187,949
Improvements and additions to hotel properties	(23,637)	(63,802)	(74,264)	(48,436)
Additions to property and equipment	—	—	—	(33,525)
Insurance proceeds	—	—	341	477
Distributions from unconsolidated joint ventures in excess of earnings	—	840	1,586	7,317
Contributions to unconsolidated entities	—	—	—	(15)
Net cash flow provided by investing activities	142,256	10,454	20,407	113,767
Cash flows from financing activities
Proceeds from borrowings	—	66,000	85,000	1,025,438
Repayments of borrowings	(2,164)	(121,691)	(158,662)	(1,203,809)
Repurchase of common units	—	—	(30,462)	(14,362)
Repurchase of FelCor common shares to satisfy employee withholdings	—	(6,434)	(2,750)	(2,054)
Contributions from partners	130,076	—	—	—
Distributions to partners	(187,616)	—	—	—
Distribution of FelCor TRS	(51,867)	—	—	—
Distributions to preferred unitholders	(4,186)	(18,836)	(25,115)	(32,404)
Redemption of preferred units	—	—	—	(169,986)
Distributions to common unitholders	—	(30,926)	(33,606)	(22,385)
Distributions to FelCor LP limited partners	—	(134)	(147)	(93)
Payments of deferred financing costs	(254)	—	(12)	(14,952)
Distributions to noncontrolling interests	—	(150)	(16)	(17,595)
Contributions from noncontrolling interests	—	333	636	2,809
Preferred distributions - consolidated joint venture	(496)	(977)	(1,461)	(1,431)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	647	597	1,744
Net proceeds from common unit issuance	—	—	—	198,648
Net cash flow used in financing activities	(116,507)	(112,168)	(165,998)	(250,432)
Effect of exchange rate changes on cash	—	—	(9)	(153)
Net change in cash, cash equivalents, and restricted cash reserves	(46,403)	(2,374)	(10,680)	9,845
Cash, cash equivalents, and restricted cash reserves, beginning of period	64,434	66,808	77,488	67,643
Cash, cash equivalents, and restricted cash reserves, end of period	$18,031	$64,434	$66,808	$77,488
The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Notes to the Consolidated Financial Statements

1.              Organization

Rangers Sub I, LLC ("Rangers") is a Maryland limited liability company and a wholly-owned subsidiary of RLJ Lodging Trust, L.P. ("RLJ LP"). FelCor Lodging Trust Incorporated ("FelCor") merged into and with Rangers on August 31, 2017, as further described in Note 2. In the Rangers consolidated financial statements, FelCor is presented as the Predecessor and Rangers is presented as the Successor. Rangers owns an indirect 99% partnership interest in FelCor Lodging Limited Partnership ("FelCor LP"). Rangers General Partner, LLC, also a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP. Rangers and FelCor LP are collectively referred to as the "Company." Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through FelCor LP. The Company owns primarily premium-branded, upper-upscale hotels located in major markets and resort locations.

As of December 31, 2017, the Company owned 36 hotel properties with approximately 10,800 rooms, located in 14 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 33 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 34 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 35 of its 36 hotel properties to subsidiaries of RLJ LP.

2.              Merger with RLJ

On August 31, 2017 (the "Acquisition Date"), RLJ Lodging Trust ("RLJ"), RLJ LP, Rangers, and Rangers Sub II, LP, a wholly-owned subsidiary of RLJ LP ("Partnership Merger Sub"), consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor and FelCor LP pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly-owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

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

At the closing of the Mergers, FelCor LP had controlling financial interests in various hotel property-owning subsidiaries (the "Lessors"), and FelCor TRS Holdings, LLC (the "FelCor TRS") and its property-operating subsidiaries (the "Lessees"). The hotel properties were leased through intercompany lease agreements between the Lessors and the Lessees, resulting in the Lessees' lease payments being eliminated in consolidation. Immediately after the consummation of the Mergers and the push down of the allocation of the purchase price consideration, FelCor LP distributed its equity interests in FelCor TRS to RLJ LP. The Company accounted for the distribution as a transaction amongst entities under common control. As a result of the distribution of the equity interests in FelCor TRS, the Lessees' lease payments pursuant to the leases are no longer eliminated in consolidation.

The following table reflects the new basis of accounting for the assets and liabilities that existed on the Acquisition Date and the impact of the distribution of the equity interests in FelCor TRS to RLJ LP:

	August 31, 2017
	New Basis Before FelCor TRS Distribution (1)	FelCor TRS Distribution (1)	New Basis After FelCor TRS Distribution (1)
Investment in hotel properties	$2,661,114	$(2,000)	$2,659,114
Investment in unconsolidated joint ventures	25,651	(7,900)	17,751
Cash and cash equivalents	47,396	(40,878)	6,518
Restricted cash reserves	17,038	(10,989)	6,049
Hotel and other receivables	28,308	(28,308)	—
Deferred income tax assets	58,170	(58,170)	—
Intangible assets	139,673	(20,262)	119,411
Prepaid expenses and other assets	23,811	(11,417)	12,394
Debt	(1,305,337)	—	(1,305,337)
Accounts payable and other liabilities	(118,360)	52,995	(65,365)
Advance deposits and deferred revenue	(23,795)	23,795	—
Accrued interest	(22,612)	—	(22,612)
Distributions payable	(4,312)	—	(4,312)
Total equity	$1,526,745	$(103,134)	$1,423,611

(1)
During the fourth quarter of 2017, RLJ refined its valuation models to reflect changes in inputs and assumptions related to cash flow projections, discount rates, and tax attributes. Therefore, RLJ recorded certain measurement period adjustments to decrease investment in hotel properties by $12.5 million, to decrease intangible assets by $12.0 million, to increase deferred income tax assets by approximately $26.2 million, to increase prepaid expenses and other assets by $1.2 million, and to increase accounts payable and other liabilities by $2.6 million.

RLJ used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — RLJ estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective hotel properties.

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

•
Deferred income tax assets — RLJ estimated the future realizable value of the deferred income tax assets by estimating the amount of the net operating loss that will be utilized in future periods by the acquired taxable REIT subsidiaries. RLJ then applied its applicable effective tax rate against the net operating losses to determine the appropriate deferred income tax assets to recognize. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•
Intangible assets — RLJ estimated the fair value of its below market ground lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The below market ground lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The Company estimated the fair value of the advanced bookings intangible assets by using the income approach to determine the projected cash flows that a hotel property will receive as a result of future hotel room and guest events that have already been reserved and pre-booked at the hotel property as of the Acquisition Date. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The advanced bookings intangible asset is amortized over the duration of the hotel room and guest event reservations period at the hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The Company recognized the following intangible assets in the Mergers (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Below market ground leases	$118,050	54
Advanced bookings	13,862	1
Other intangible assets	7,761	6
Total intangible assets	$139,673	46

•
Above market ground lease liabilities — RLJ estimated the fair value of its above market ground lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The Company recognized approximately $15.5 million of above market ground lease liabilities in the Mergers, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market ground lease liabilities are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income.

•
Debt — RLJ estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 3 inputs in the fair value hierarchy. RLJ estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The Company recognized approximately $71.7 million in above market debt fair value adjustments on the Senior Notes and the mortgage loans assumed in the Mergers, which is included in debt, net in the accompanying consolidated balance sheet. The above market debt fair value adjustments are amortized over the remaining terms of the respective debt instruments as adjustments to interest expense in the consolidated statements of operations and comprehensive income.

•
Noncontrolling interest in consolidated joint ventures — RLJ estimated the fair value of the consolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. RLJ then recognized the fair value of the noncontrolling interest in the consolidated joint ventures based on the joint venture partner's ownership interest in the consolidated joint venture. This valuation methodology is based on Level 3 inputs and assumptions in the fair value hierarchy.

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

The Company recognized approximately $4.2 million of integration costs during the Successor period of September 1, 2017 through December 31, 2017. The Company recognized approximately $68.2 million of transaction costs during the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs primarily related to financial advisory, legal, accounting, severance, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs noted above were expensed to transaction costs in the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2017, there were no acquisitions of hotel properties.

3.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

For the years ended December 31, 2016 and 2015, respectively, the following reclassifications were made to the consolidated statements of operations and comprehensive income (loss):

•	Approximately $661.6 million and $673.3 million, respectively, was reclassified from hotel operating revenue to room revenue.

•	Approximately $155.2 million and $158.5 million, respectively, was reclassified from hotel operating revenue to food and beverage revenue.

•	Approximately $46.0 million and $46.6 million, respectively, was reclassified from hotel operating revenue to other revenue.

•	Approximately $171.9 million and $172.3 million, respectively, was reclassified from hotel departmental expenses to room expense.

•	Approximately $119.0 million and $123.4 million, respectively, was reclassified from hotel departmental expenses to food and beverage expense.

•	Approximately $15.1 million and $17.5 million, respectively, was reclassified from hotel departmental expenses to other operating expense.

•	Approximately $12.7 million and $12.5 million, respectively, was reclassified from other expenses to property tax, insurance and other.

•	Approximately $62,000 and $24,000, respectively, was reclassified from interest expense, net to interest income.

The Company also conformed the consolidated statements of operations and comprehensive loss for the Predecessor period of January 1, 2017 through August 31, 2017 to the financial statement presentation of the Company's parent company, RLJ.

The reclassifications mentioned above had no impact to net income (loss) and comprehensive income (loss), member's/shareholders’ equity (partners' capital), or cash flows.

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

Revenue Recognition

The Company's hotel properties are leased through intercompany lease agreements between the Lessors and the Lessees. As a result of the distribution of the equity interests in FelCor TRS to RLJ LP, the Lessees' lease payments pursuant to the leases are no longer eliminated in consolidation. Base lease revenue is reported as income by the Lessor on a straight-line basis over the lease term. Percentage lease revenue is reported as income by the Lessor over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease agreements. The Lessees are in compliance with their rental obligations under their respective lease agreements.

For the Predecessor period, the Company’s revenue consisted of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). These revenues were recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts were recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues were recorded on an accrual basis as they were earned. An allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and it was recorded as a bad debt expense. The allowance for doubtful accounts was calculated as a percentage of the aged accounts receivable.  Any cash received prior to a guest's arrival was recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company determines the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. For the Predecessor period, FelCor's investments in hotel properties were carried at cost and depreciated using the straight-line method over the estimated useful lives of 15 to 30 years for improvements, 40 years for buildings and three to 10 years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. The Company discontinues the capitalization of interest once the real estate development project is substantially complete. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. The Company does not depreciate hotel properties so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

The Company assesses the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and the Company’s expected use of the underlying hotel properties.  The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

For acquisitions that are considered business combinations, the Company recognizes the cumulative impact of a measurement period adjustment, if any, in the reporting period in which the adjustment is identified. Depending on the circumstances of the measurement period adjustment, the Company will disclose the prior period impact of the adjustment separately on the face of the consolidated statement of operations or in the notes to the consolidated financial statements.

Investment in Unconsolidated Joint Ventures

If the Company determines that it does not have a controlling financial interest in a joint venture, either through a controlling financial interest in a variable interest entity or through the Company's voting interest in a voting interest entity, but the Company exercises significant influence over the operating and financial policies of the joint venture, the Company accounts for the joint venture using the equity method of accounting. Under the equity method of accounting, the Company's investment is adjusted each reporting period to recognize the Company's share of the net earnings or losses of the joint venture, plus any contributions to the joint venture, less any distributions received from the joint venture and any adjustment for impairment. In addition, the Company's share of the net earnings or losses of the joint venture is adjusted for the straight-line depreciation of the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the underlying net assets in the joint venture at the date of acquisition.

The Company assesses the carrying value of its investment in unconsolidated joint ventures whenever events or changes in circumstances may indicate that the carrying value of the investment exceeds its fair value on an other-than-temporary basis. When an impairment indicator is present, the Company will estimate the fair value of the investment, which will be determined by using internally developed discounted cash flow models, third-party appraisals, or if appropriate, the net sales proceeds from pending offers. If the estimated fair value is less than the carrying value, and management determines that the decline in value is considered to be other-than-temporary, the Company will recognize an impairment loss on its investment in the joint venture.

The Company tracks the inception-to-date contributions, distributions, and earnings for each of our unconsolidated joint ventures. Any cash distributions received up to the aggregate historical earnings of the unconsolidated joint venture is presented as an operating activity in the consolidated statements of cash flows. Any cash distributions in excess of the aggregate historical earnings of the unconsolidated joint venture is presented as an investing activity in the consolidated statements of cash flows.

Intangible Assets

In a business combination, the Company may acquire intangible assets related to in-place leases, management agreements, franchise agreements, advanced bookings, and other intangible assets. The Company recognizes each of the intangible assets at fair value. The Company estimated the fair value of the intangible assets by using market data and independent appraisals and making numerous estimates and assumptions. The below market lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The advanced bookings intangible asset is amortized over the duration of the hotel room and guest event reservations period at the respective hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The other intangible assets are amortized over the remaining non-cancelable term of the related agreement or the useful life of the respective intangible asset to depreciation and amortization in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of the intangible assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models or third-party appraisals.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments that mature three months or less when they are purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash Reserves

Restricted cash reserves consists of all cash that is required to be maintained in a reserve escrow account by a hotel management agreement, franchise agreement and/or a mortgage loan agreement for the replacement of furniture, fixtures and equipment and the funding of real estate taxes and insurance.

Hotel Receivables

Hotel receivables consist mainly of receivables due from hotel guests and meeting and banquet room rentals. The Company does not generally require collateral, as ongoing credit evaluations are performed, and an allowance for doubtful accounts is established against any receivable that is estimated to be uncollectible.

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Senior Notes (as defined in Note 8) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability. The Predecessor company presented the deferred financing costs for its line of credit on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the Successor period of September 1, 2017 through December 31, 2017, the amortization expense recorded as a component of interest expense in the consolidated statements of operations and comprehensive income was de minimis. For the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor years ended December 31, 2016 and 2015, approximately $2.8 million, $4.0 million and $5.4 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees, architectural costs, environmental reviews, market studies, financial advisory, and other professional service fees. In addition, if the Company does complete a hotel property acquisition or a business combination, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. These costs are expensed as incurred in transaction costs in the consolidated statements of operations and comprehensive income.

Noncontrolling Interests

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements.

As of December 31, 2017, Rangers owned 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP in the equity section of the consolidated balance sheets of Rangers. The portion of the income and losses associated with Rangers GP's partnership interest are included in the noncontrolling interest in FelCor LP in the consolidated statements of operations and comprehensive income.

As of December 31, 2017, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

For the Predecessor period, the redeemable noncontrolling interests in FelCor LP represent the FelCor LP units that were not owned by FelCor. FelCor allocated the income and loss to the redeemable noncontrolling interests in FelCor LP based on the weighted-average percentage ownership throughout the year. FelCor characterized the redeemable noncontrolling interests in FelCor LP in the mezzanine section (between liabilities and equity) on the consolidated balance sheets as a result of the redemption feature of the units. The units were redeemable at the option of the holder for a like number of shares of FelCor's common stock or, at FelCor's option, the cash equivalent thereof. FelCor adjusted the redeemable noncontrolling interests in FelCor LP (or redeemable units) each reporting period to reflect the greater of its carrying value based on the accumulation of historical cost or its redemption value.

Preferred Equity in a Consolidated Joint Venture

The Knickerbocker joint venture raised capital through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. Based on the redemption features of the preferred equity, the Company presents the preferred equity raised by the Knickerbocker joint venture as preferred equity in a consolidated joint venture within the equity section of the consolidated balance sheets.

Income Taxes

The Company is considered to be a partnership for income tax purposes, and is not subject to federal, state, or local income taxes. Any taxable income or loss will be recognized by the partners. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying consolidated financial statements. Significant differences may exist between the results of operations reported in these consolidated financial statements and those determined for income tax purposes primarily due to the use of different asset valuation methods for tax purposes.

The partnership files tax returns as prescribed by the tax laws of the United States of America, the jurisdiction in which it operates. In the normal course of business, the partnership is subject to examination by federal, state, and local jurisdictions, where applicable.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

For the Predecessor period, FelCor elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended. To qualify as a REIT, FelCor was required to meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, to shareholders.

As a REIT, FelCor generally was not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. If FelCor failed to qualify for taxation as a REIT in any taxable year, it would be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. Even if FelCor qualified for taxation as a REIT, it could have been subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes.

FelCor recorded income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FelCor performed an annual review for any uncertain tax positions and, as required, recorded the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Earnings Per Common Share/Unit

RLJ LP, through direct and indirect wholly-owned subsidiaries, owns 100% of the ownership interests and is the sole member and partner of Rangers and FelCor LP, respectively.

For the Predecessor period, basic earnings (loss) per common share/unit was calculated by dividing net income (loss) attributable to common shareholders (unitholders) by the weighted-average number of common shares (units) outstanding during the period excluding the weighted-average number of unvested restricted shares (units) outstanding during the period.  Diluted earnings (loss) per common share/unit was calculated by dividing net income attributable to common shareholders (unitholders) by the weighted-average number of common shares (units) outstanding during the period, plus any shares (units) that could potentially be outstanding during the period.  The potential shares (units) consist of unvested share/unit-based awards, calculated using the treasury stock method.  Any anti-dilutive shares (units) were excluded from the diluted earnings (loss) per common share/unit calculation.

Share-based Compensation

As a result of the Mergers, the Company does not have an equity incentive plan.

For the Predecessor period, FelCor issued share-based awards as compensation to executive officers and employees. The share-based awards vest over a period of time as determined at the date of grant. FelCor accounted for the share-based compensation using the fair value based method of accounting. FelCor classified the share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The equity classified awards were measured based on the fair value on the date of grant. The liability classified awards were remeasured to fair value each reporting period. The share-based awards that were settled in cash (i.e. phantom stock) were classified as liability awards. FelCor recognized compensation expense for the share-based awards on a straight-line basis over the requisite service period during which an employee was required to provide services in exchange for the award. No share-based compensation expense was recognized for the awards when the employees did not render the requisite services.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements but it will result in additional disclosures in the notes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The new guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this standard on January 1, 2019. The Company has not yet completed its analysis on this standard. For leases in which the Company is the lessor, specifically for a lease of the hotel property, the Company believes the application of the standard will be similar to the current accounting for operating leases, in which the Company will continue to recognize the underlying leased asset as a hotel property on the consolidated balance sheet. For leases in which the Company is the lessee, the Company believes the application of the standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires that the statement of cash flows reconcile the change during the period in the total of cash, cash equivalents, and restricted cash reserves. As a result, the restricted cash reserves will be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts presented in the statement of cash flows. The Company adopted the guidance on October 1, 2017, and applied its provisions retrospectively. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. The Company adopted this guidance on January 1, 2018. The Company will evaluate each future acquisition (or disposal) to determine whether it will be considered to be an acquisition (or disposal) of assets or a business. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of the guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Land and improvements	$597,451	$271,662
Buildings and improvements	1,801,302	1,801,355
Furniture, fixtures and equipment	126,590	426,692
	2,525,343	2,499,709
Accumulated depreciation	(27,463)	(932,886)
Investment in hotel properties, net	$2,497,880	$1,566,823

For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $28.7 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $73.1 million. For the Predecessor years ended December 31, 2016 and 2015, the Company recognized depreciation expense related to its investment in hotel properties of approximately $114.1 million and $114.5 million.

Impairment

The Company determined that there was no impairment of any assets for the Successor period of September 1, 2017 through December 31, 2017.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, the Company recorded a $24.8 million impairment loss on one hotel property based on third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). In June 2017, two hotel properties, including the hotel property that was previously impaired in March 2017, were classified as held for sale on the consolidated balance sheet. The basis for these hotel properties had previously been written down to the respective fair values of the hotel properties based on third-party offers to purchase the hotel properties and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). The Company recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell.

During the Predecessor year ended December 31, 2016, the Company recorded a total impairment loss of $26.5 million, respectively, related to two hotel properties. In June 2016, the Company recorded a $6.3 million impairment loss for a hotel property that was subsequently sold in the third quarter of 2016. The impairment loss was based on an accepted third-party offer to purchase the hotel property (a Level 2 input in the fair value hierarchy), which was a price that was less than the previously estimated fair value for the hotel property. The Company had previously recorded an impairment loss of $20.9 million for this hotel property in the third quarter of 2015 (noted below). In September 2016, the Company recorded a $20.1 million impairment loss on a hotel property. The impairment loss was based on third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy).

During the Predecessor year ended December 31, 2015, the Company recorded an impairment loss of $20.9 million related to one hotel property. During the third quarter of 2015, the Company determined that the hotel property no longer met the Company's investment criteria. Accordingly, the Company evaluated the recoverability of the hotel property's carrying value given the expectation to sell the hotel before the end of its previously estimated useful life. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel property by using a stabilized growth rate of 3%, a discounted cash flow term of five years, a terminal capitalization rate of 8%, and a discount rate of 11% (Level 3 inputs in the fair value hierarchy). This hotel property was subsequently sold in the third quarter of 2016 (noted above).

5.              Investment in Unconsolidated Joint Ventures

As of December 31, 2017 and 2016, the Company owned 50% interests in joint ventures that owned two hotel properties. For the Predecessor period, FelCor also owned 50% interests in joint ventures that owned real estate and a condominium management business that was associated with two of its resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2017 and 2016, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016
Equity basis of the joint venture investments	$(4,733)	$1,370
Cost of the joint venture investments in excess of the joint venture book value	21,645	6,942
Investment in unconsolidated joint ventures	$16,912	$8,312

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2017	2016	2015
Unconsolidated joint ventures net income attributable to the Company	$1,034	$1,332	$1,920	$11,400
Depreciation of cost in excess of book value	(373)	(258)	(387)	(427)
Cost in excess of book value of a sold hotel property	—	—	—	(3,140)
Equity in income from unconsolidated joint ventures	$661	$1,074	$1,533	$7,833

During the Predecessor year ended December 31, 2015, the Company sold its 50% interest in a joint venture that owned the Embassy Suites Charlotte hotel property for a sale price of approximately $32.0 million. In conjunction with this transaction, the Company recorded a $7.1 million gain on sale, which is included in equity in income from unconsolidated joint ventures in the accompanying consolidated statement of operations and comprehensive income.

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

		Successor
		December 31, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases	53	$118,050	$(1,176)	$116,873
Other intangible assets	P7Y00M00D	1,361	(65)	1,297
Intangible assets, net	P53Y00M00D	$119,411	$(1,241)	$118,170

For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized amortization expense related to its intangible assets of approximately $1.2 million.

As of December 31, 2017, the estimated amortization expense for the intangible assets over the next five years is as follows (in thousands):

	2018	2019	2020	2021	2022
Estimated amortization expense	$3,724	$3,724	$3,724	$3,724	$3,724

7.            Sale of Hotel Properties

During the Successor period of September 1, 2017 through December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $6.6 million loss on sale which is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income. The loss on sale was due to a $7.7 million lease termination payment as a result of early terminating the TRS Lease with the lessee of the hotel property.

The following table discloses the hotel property that was sold during the Successor period of September 1, 2017 through December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

On February 21, 2018, the Company sold the Embassy Suites Boston Marlborough for $23.7 million.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $92.0 million. In conjunction with these transactions, the Company recorded a $1.6 million loss on sale, which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
Morgans New York	New York, NY	July 17, 2017	117
Royalton New York	New York, NY	August 1, 2017	168
		Total	285

During the Predecessor year ended December 31, 2016, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $107.5 million. In conjunction with these transactions, the Company recorded a $7.5 million net gain on sale, which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel properties that were sold during the Predecessor year ended December 31, 2016:

Hotel Property Name	Location	Sale Date	Rooms
Renaissance Esmeralda Indian Wells Resort & Spa	Indian Wells, CA	August 2, 2016	560
Holiday Inn Nashville Airport	Nashville, TN	September 1, 2016	383
		Total	943

During the Predecessor year ended December 31, 2015, the Company sold seven hotel properties in seven separate transactions for a total sale price of approximately $176.0 million. In conjunction with these transactions, the Company recorded a $19.9 million net gain on sale, which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel properties that were sold during the Predecessor year ended December 31, 2015:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Raleigh	Raleigh, NC	February 10, 2015	225
Westin - Dallas Park Central	Dallas, TX	February 12, 2015	536
Embassy Suites San Antonio Airport	San Antonio, TX	March 17, 2015	261
Embassy Suites San Antonio Northwest	San Antonio, TX	June 30, 2015	216
Embassy Suites Austin	Austin, TX	June 30, 2015	260
Holiday Inn Select Orlando International Airport	Orlando, FL	July 21, 2015	288
Embassy Suites Chicago - Lombard	Lombard, IL	September 18, 2015	262
		Total	2,048

During the Predecessor year ended December 31, 2015, one of the Company's unconsolidated joint ventures sold a hotel for a sale price of $32.0 million (our pro rata share was $16.0 million). In conjunction with this transaction, the Company recorded a $7.1 million gain that we included in our equity in income from unconsolidated entities.

The following table includes the condensed financial information primarily related to the two hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017, the two hotel properties that were sold during the Predecessor year ended December 31, 2016, and the eight hotel properties that were sold during the Predecessor year ended December 31, 2015 included in continuing operations (in thousands):

	Predecessor
	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2016	2015
Total revenue	$14,159	$70,181	$117,059
Operating expense (1)	(53,930)	(94,632)	(132,545)
Operating loss	(39,771)	(24,451)	(15,486)
Interest income (expense)	—	1	(1,031)
Loss on debt extinguishment	—	—	(309)
Equity in income from unconsolidated joint ventures	—	—	7,111
Loss from continuing operations	(39,771)	(24,450)	(9,715)
(Loss) gain on sale of hotel properties	(1,764)	6,322	19,426
Net income (loss)	(41,535)	(18,128)	9,711
Net income attributable to noncontrolling interests in consolidated joint ventures	—	—	(5,166)
Net loss (income) attributable to redeemable noncontrolling interests in FelCor LP	179	78	(19)
Net (loss) income attributable to FelCor	$(41,356)	$(18,050)	$4,526

(1)
The operating expenses include impairment losses of $35.1 million for the period of January 1, 2017 through August 31, 2017, and $26.5 million and $20.9 million for the years ended December 31, 2016 and 2015, respectively.

8.              Debt

The Company's debt consisted of the following (in thousands):

				Outstanding Borrowings at
				Successor	Predecessor
	Number of Assets Encumbered	Interest Rate at December 31, 2017	Maturity Date	December 31, 2017	December 31, 2016
Senior secured notes (1)(2)(3)	9	5.63%	March 2023	$552,669	$525,000
Senior unsecured notes (1)(2)(4)	—	6.00%	June 2025	510,047	475,000
PNC Bank/Wells Fargo (5)	4	4.95%	October 2022	120,893	120,109
Prudential (6)	1	4.94%	October 2022	30,323	30,184
Scotiabank (1) (7)	1	LIBOR + 3.00%	November 2018	85,404	85,000
Line of credit (8)	7	LIBOR + 2.75%	June 2019	—	119,000
	22			1,299,336	1,354,293
Deferred financing costs, net				(231)	(15,967)
Debt, net				$1,299,105	$1,338,326

(1)	Requires payments of interest only through maturity.

(2)
Includes $28.7 million and $35.1 million at December 31, 2017 related to fair value adjustments on the senior secured notes and the senior unsecured notes, respectively, that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)
On February 27, 2018, RLJ announced that it will early redeem the senior secured notes in full on March 9, 2018 (the "Redemption Date"). In accordance with the terms and conditions set forth in the indenture governing the senior secured notes, the aggregate amount payable upon redemption will be approximately $539.4 million, which includes the redemption price of 102.813% for the outstanding principal amount plus accrued and unpaid interest thereon through, but not including the Redemption Date.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

(5)	Includes $3.0 million at December 31, 2017 related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	Includes $0.7 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)	Includes $0.4 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(8)	At December 31, 2016, there was $281.0 million of borrowing capacity on the line of credit. The line of credit was paid down and terminated in connection with the Mergers.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes") contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2017 and 2016, the Company was in compliance with all financial covenants.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at December 31, 2017 and 2016.

Interest Expense

During the Successor period of September 1, 2017 through December 31, 2017, the Company recognized $19.3 million of interest expense. During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized $51.7 million of interest expense, which is net of capitalized interest of $1.1 million.

During the Predecessor years ended December 31, 2016 and 2015, the Company recognized $78.2 million of interest expense, which is net of capitalized interest of $1.0 million, and $79.1 million of interest expense, which is net of capitalized interest of $6.0 million, respectively.

Future Minimum Principal Payments

As of December 31, 2017, the future minimum principal payments on the debt were as follows (in thousands):

2018	$87,726
2019	3,106
2020	3,245
2021	3,432
2022	134,919
Thereafter	999,010
Total (1)	$1,231,438
_______________________________________________________________________________

(1)	Excludes a total of $67.9 million related to fair value adjustments on debt.

9.              Fair Value

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

•
Debt — The Senior Notes had an estimated fair value of approximately $1.0 billion and $1.0 billion at December 31, 2017 and 2016, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company's mortgage loans and line of credit (as applicable to the reporting period) had an estimated fair value of approximately $236.2 million and $364.6 million at December 31, 2017 and 2016, respectively. The Company estimated the fair value of the mortgage loans and the line of credit by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $1.3 billion and $1.4 billion at December 31, 2017 and 2016, respectively. The total carrying value of the Company's debt was $1.3 billion and $1.3 billion at December 31, 2017 and 2016, respectively.

10.       Commitments and Contingencies

Ground Leases

As of December 31, 2017, nine of our hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $5.6 million for the Successor period of September 1, 2017 through December 31, 2017. The total ground rent expense was $9.9 million, $14.2 million and $15.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground rent expense was $0.2 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.6 million, $0.8 million and $0.8 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground rent expense was $0.7 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $1.0 million, $1.5 million and $1.4 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The DoubleTree by Hilton Burlington Vermont is subject to an agreement to lease parking spaces with a term expiring in 2051. The ground rent expense was de minimis for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was de minimis for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Vinoy Renaissance St. Petersburg Resort & Golf Club is subject to three ground leases on the hotel property. The hotel is subject to a ground lease with a term expiring in 2090. The golf course is subject to a ground lease with a term expiring in 2090. The marina is subject to a ground lease with a term expiring in 2088. The ground rent expense was $1.0 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $1.2 million, $1.8 million and $1.8 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground rent expense was $0.3 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.4 million, $0.6 million and $0.6 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground rent expense was $0.1 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.4 million, $0.5 million and $0.4 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground rent expense was $0.1 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.3 million, $0.5 million and $2.1 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. In addition, the Wyndham San Diego Bayside is subject to an agreement to lease parking spaces with a term expiring in 2018. The ground rent expense was $1.5 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $2.1 million, $2.6 million and $2.6 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

The Holiday Inn San Francisco Fisherman's Wharf is subject to two ground leases with terms that expire in 2018. One of the ground leases can be extended to 2028, and the Company has the option to purchase the underlying land at fair market value at a future date. The ground rent expense was $1.6 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $3.8 million, $5.7 million and $5.3 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017, the future minimum ground lease payments were as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum ground lease payments	$8,269	$6,271	$6,283	$6,295	$6,307	$215,549	$248,974

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2017 and 2016, approximately $3.3 million and $19.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Minimum Lease Payments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2018 (one hotel), 2019 (26 hotels), 2022 (seven hotels), and thereafter (one hotel).

As of December 31, 2017, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2018	$86,593
2019	75,901
2020 (1)	—
2021 (1)	—
2022 (1)	—
Thereafter (1)	—
Total	$162,494

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

Shareholder Litigation

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with the Mergers. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants FelCor, its former directors, FelCor LP, and RLJ and certain affiliated entities. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits alleges violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of RLJ's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with RLJ. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

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

As a result of the resolution of the above shareholder lawsuits, there is currently no outstanding shareholder litigation relating to the merger with RLJ.

Pension Trust Litigation

Prior to the Mergers, on March 24, 2016, an affiliate of InterContinental Hotels Group PLC, or IHG, which was previously the management company for three of the Company’s hotels (two of which were sold in 2006, and one of which was converted by the Company into a Wyndham brand and operation in 2013), notified the Company that the National Retirement Fund in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. The Company’s management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension trust fund with respect to those hotels.

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of December 31, 2017, the Company had accrued approximately $5.4 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' management agreements.

During the Predecessor comparative periods, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, have a base management fee generally between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, the Company recognized management fee expense of approximately $19.1 million, $23.2 million and $24.0 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded $3.8 million for the pro-rata portion of the projected aggregate full-year guaranties. For the Predecessor years ended December 31, 2016 and 2015, the Company recorded $5.3 million and $1.4 million, respectively, for the aggregate full-year guaranties. The Company recognized these amounts as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' franchise agreements.

During the Predecessor comparative periods, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor years ended December 31, 2016 and 2015, the Company recognized franchise fee expense of approximately $0.8 million, $9.8 million and $11.5 million, respectively.

11.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of December 31, 2017, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. Through December 31, 2017, the joint venture received $45.0 million in gross proceeds, including $0.7 million, $0.6 million and $1.8 million in gross proceeds received during the Predecessor period of January 1, 2017 through August 31, 2017 and during the Predecessor years ended December 31, 2016 and 2015, respectively. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

Predecessor Period

Common Stock

In 2015, FelCor's Board of Directors authorized a share repurchase program to acquire up to $100.0 million of FelCor's shares of common stock, par value $0.01 per share (the "Common Stock"), through October 31, 2017. During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor did not repurchase and retire any of its shares of Common Stock. During the Predecessor year ended December 31, 2016, FelCor repurchased and retired 4.6 million shares of its Common Stock for approximately $30.5 million (including commissions). During the Predecessor year ended December 31, 2015, FelCor repurchased and retired 2.0 million shares of its Common Stock for approximately $14.4 million (including commissions). FelCor repurchased a total of 6.6 million shares of Common Stock for $44.8 million (including commissions) under the share repurchase program.

In April 2015, FelCor issued 18.4 million shares of Common Stock at $11.25 per share in a public offering. FelCor contributed the net proceeds of $198.6 million to FelCor LP in exchange for 18.4 million common units of limited partnership interests.

Upon completion of the REIT Merger, each issued and outstanding share of Common Stock was converted into the right to receive 0.362 common shares of RLJ. Accordingly, for the Successor period, FelCor no longer has any issued, outstanding, or authorized shares of Common Stock.

Preferred Stock/Units

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

In May 2015, FelCor redeemed all of the outstanding shares of its 8% Series C Cumulative Redeemable Preferred Stock. The total redemption price was $170.4 million, including dividends of $491,000. As a result of extinguishing the original issuance costs and the discount on the Series C Cumulative Redeemable Preferred Stock, FelCor reduced the income available to common shareholders (unitholders) by $6.1 million in the accompanying consolidated statements of operations for the Predecessor year ended December 31, 2015.

12. Equity Incentive Plan

Successor Period

As a result of the Mergers, the Company does not have an equity incentive plan.

Predecessor Period

FelCor sponsored a restricted stock and stock option plan, whereby FelCor was authorized to issue up to 6,100,000 shares of Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The stock-based grants were subject to time-based or performance-based vesting.

Restricted Stock and Restricted Stock Units

A summary of the unvested shares of restricted stock and restricted stock units is as follows:

	January 1 through August 31,		For the year ended December 31,		For the year ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at the beginning of the period	1,870,393	$6.21	1,830,123	$6.79	1,509,519	$5.70
Granted	1,398,705	5.53	1,207,926	6.24	1,116,394	8.14
Vested	(2,241,683)	6.52	(771,508)	7.72	(793,540)	6.61
Forfeited	(1,027,415)	4.61	(396,148)	6.04	(2,250)	9.62
Unvested at the end of the period	—	$—	1,870,393	$6.21	1,830,123	$6.79

On August 15, 2017, FelCor's common stockholders approved the Mergers with RLJ. In accordance with the change-in-control provision included in the employees' restricted stock and restricted stock unit agreements, 596,560 unvested shares of restricted stock and 1,363,293 shares of unvested restricted stock units were accelerated and immediately vested on August 15, 2017. In connection with the acceleration of the unvested stock awards, FelCor recognized $8.4 million in share-based compensation expense, which is included in transaction costs in the consolidated statement of operations and comprehensive income (loss) for the Predecessor period of January 1, 2017 through August 31, 2017.

Prior to the Mergers with RLJ, FelCor's executive officers were granted market-based restricted stock units that allowed them the potential to earn common shares based on the total stockholder return relative to a peer group. The market-based awards granted in 2017 and 2016 cliff vested in three years, and the market-based awards granted in 2015 vested in three increments over four years. The fair value of the market-based awards was determined using a Monte Carlo simulation with the following assumptions:

	2017	2016	2015
Volatility (1)	43.92%	45.92%	48.11%
Dividend rate (2)	$0.06	$0.05	$0.04
Risk-free interest rate	1.51%	0.93%	1.32%

(1)	Based on the share price history.

(2)	Based on the dividend rate at the time of the award.

Prior to the Mergers with RLJ, FelCor's executive officers were granted time-based restricted stock unit awards in 2017 and 2016 that vested in three equal increments over three years. Other employees were granted time-based restricted stock awards that vested in equal increments over three to five years.

Prior to the Mergers with RLJ, FelCor's executive officers also received financial performance-based restricted stock unit awards in 2017 and 2016; however, the three-year performance requirement for vesting was not established at the time the award was issued. Accordingly, these awards did not have a grant date and no share-based compensation expense was recorded in the consolidated financial statements prior to the Mergers with RLJ. In accordance with the change-in-control provisions included in the restricted stock unit agreements, the financial performance shares were issued to the executive officers when the Mergers with RLJ were approved and it was included in the share-based compensation expense related to the acceleration of the unvested stock awards noted previously.

Prior to the acceleration of the unvested stock awards noted above, for the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor years ended December 31, 2016 and 2015, FelCor recognized approximately $2.7 million, $5.0 million, and $5.1 million, respectively, of share-based compensation expense related to the market-based and time-based restricted stock and restricted stock unit awards. The share-based compensation expense was included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). As a result of the Mergers with RLJ, there were no unvested restricted shares or units as of August 31, 2017.

The restricted stock unit grant allowed that to the extent any of FelCor's executive officers earned more shares than allowed under the share-based award plan upon the vesting of the award, the excess would be settled in cash. To the extent the excess would likely be settled in cash, these awards were accounted for as liability-based awards, and the fair value was measured at the end of each reporting period. FelCor paid $1.1 million in 2017 and $3.3 million in 2016 for the excess cash settlements for the vested awards. The amortization expense for the variable share-based compensation was $0.5 million and $0.8 million for the Predecessor years ended December 31, 2016 and 2015, respectively. There was no amortization expense for the variable share-based compensation during the Predecessor period of January 1, 2017 through August 31, 2017, as FelCor's executive officers did not earn more shares than allowed under the share-based award plan.

13.       Loss per Common Share/Unit

Successor Period

For the Successor period, RLJ LP, through direct and indirect wholly-owned subsidiaries, owns 100% of the ownership interests and is the sole member and partner of Rangers and FelCor LP, respectively.

Predecessor Period

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

	Predecessor
	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to Rangers	$(96,845)	$3,498	$(8,865)
Discontinued operations attributable to Rangers	3,400	3,118	(674)
Income (loss) from continuing operations attributable to Rangers	(93,445)	6,616	(9,539)
Less: Preferred dividends	(16,744)	(25,115)	(30,138)
Less: Redemption of preferred stock	—	—	(6,096)
Less: Dividends paid on unvested restricted stock	(73)	(129)	(56)
Numerator for the loss from continuing operations attributable to Rangers common stockholders	(110,262)	(18,628)	(45,829)
Numerator for the discontinued operations attributable to Rangers common stockholders	(3,400)	(3,118)	674
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(113,662)	$(21,746)	$(45,155)

Denominator:
Weighted-average number of common shares - basic	137,331,743	138,128,165	137,730,438
Unvested restricted stock units	—	—	—
Weighted-average number of common shares - diluted	137,331,743	138,128,165	137,730,438

Basic and diluted loss per share:
Loss from continuing operations	$(0.80)	$(0.13)	$(0.33)
Discontinued operations	$(0.02)	$(0.02)	$—
Net loss	$(0.83)	$(0.16)	$(0.33)

FelCor LP Loss Per Common Unit

	Predecessor
	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to FelCor LP	$(97,340)	$3,405	$(9,059)
Discontinued operations attributable to FelCor LP	3,415	3,131	(677)
Income (loss) from continuing operations attributable to FelCor LP	(93,925)	6,536	(9,736)
Less: Preferred distributions	(16,744)	(25,115)	(30,138)
Less: Redemption of preferred units	—	—	(6,096)
Less: Distributions paid on FelCor unvested restricted stock	(73)	(129)	(56)
Numerator for the loss from continuing operations attributable to FelCor LP common unitholders	(110,742)	(18,708)	(46,026)
Numerator for the discontinued operations attributable to FelCor LP common unitholders	(3,415)	(3,131)	677
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(114,157)	$(21,839)	$(45,349)

Denominator:
Weighted-average number of common units - basic	137,941,926	138,739,214	138,341,900
Unvested restricted stock units	—	—	—
Weighted-average number of common units - diluted	137,941,926	138,739,214	138,341,900

Basic and diluted loss per unit:
Loss from continuing operations	$(0.80)	$(0.13)	$(0.33)
Discontinued operations	$(0.02)	$(0.02)	$—
Net loss	$(0.83)	$(0.16)	$(0.33)

14. Income Taxes

Successor Period

The Company is considered to be a partnership for income tax purposes, and is not subject to federal, state, or local income taxes. Any taxable income or loss will be recognized by the partners. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying consolidated financial statements with respect to the Company.

The Company retains an ownership of one taxable REIT subsidiary related to one hotel property (the "TRS Sub") which is treated as a C-corporation for income tax purposes. The TRS Sub pays federal, state and local income taxes on its net taxable income, and its after-tax net income will be available for distribution to the Company but it is not required to be distributed.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes of the TRS Sub. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. The provisional estimate of $0.2 million incorporates assumptions made based upon the best available interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

The provision for income taxes of the TRS Sub differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

September 1 through December 31,
2017
Expected TRS Sub federal tax expense at statutory rate	$1,627
Tax impact of REIT election	(560)
Expected TRS Sub tax expense	1,067
Change in valuation allowance	(879)
Impact of rate change	(188)
TRS Sub income tax (expense) benefit	$—

A reconciliation of the TRS Sub's effective tax rate and the U.S. federal statutory income tax rate is as follows:

September 1 through December 31,
2017
Statutory U.S. federal income tax rate	34.0%
Impact of REIT election	(11.7)%
Change in valuation allowance	(18.4)%
Impact of rate change	(3.9)%
Effective tax rate of TRS Sub	—%

The TRS Sub's deferred income taxes represent the tax effect of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) of the TRS Sub include the following (in thousands):

December 31, 2017
Deferred tax liabilities:
Partnership basis	$(1,209)
Deferred tax liabilities	$(1,209)

Deferred tax assets:
Property and equipment	$9,841
Net operating loss carryforwards	5,805
Federal historic tax credits	631
Valuation allowance	(15,068)
Deferred tax assets	$1,209

The Company records a valuation allowance to reduce the TRS Sub's deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2017, the Company had a valuation allowance of approximately $15.1 million related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of the TRS Sub. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. The Company recognized a 100% valuation allowance related to the TRS Sub's net deferred tax asset because the Company believed it is more likely than not that the deferred tax assets of the TRS Sub will not be fully realized. The realization of the deferred tax assets associated with the TRS Sub's NOLs and historic tax credits was dependent on projections of future taxable income, for which there was uncertainty when considering the TRS Sub's historic results and the cyclical nature of the lodging industry. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations and comprehensive income.

The TRS Sub's NOLs and historic tax credits begin to expire in 2035. Additionally, the annual utilization of these NOLs and historic tax credits is limited pursuant to Sections 382 and 383 of the Internal Revenue Code.

The Company files tax returns as prescribed by the tax laws of the United States of America, the jurisdiction in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2017, the tax years that remain subject to examination under the statute of limitations are from 2014 forward.

The Company had no accruals for tax uncertainties as of December 31, 2017.

Predecessor Period

For the Predecessor period, FelCor LP was a partnership for federal income tax purposes and was not subject to federal income tax. However, under its partnership agreement, FelCor LP was required to reimburse FelCor for any tax payments FelCor was required to make relative to its taxable income or loss. Accordingly, the tax information herein represents the disclosures regarding FelCor and its taxable subsidiaries.

FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally was not subject to federal income taxation at the corporate level on taxable income that was distributed to its stockholders. FelCor was, however, subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. FelCor’s taxable REIT subsidiaries, or TRSs, formed to lease its hotel properties were subject to federal, state and local income taxes. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its annual taxable income to its stockholders. If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years. In connection with FelCor’s election to be treated as a REIT, its charter imposed restrictions on the ownership and transfer of shares of its common stock. It was FelCor LP's intention to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT.

FelCor accounted for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The following table reconciles FelCor's TRSs’ GAAP net (loss) income to federal taxable income (in thousands):

	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2016	2015
GAAP consolidated net (loss) income attributable to FelCor LP	$(97,340)	$3,405	$(9,059)
Loss (income) allocated to FelCor LP unitholders	495	93	194
GAAP consolidated net income (loss) attributable to FelCor	(96,845)	3,498	(8,865)
GAAP net loss (income) from REIT operations	105,888	21,332	21,838
GAAP net income of taxable subsidiaries	9,043	24,830	12,973
Gain/loss differences from dispositions	—	—	(872)
Depreciation and amortization (1)	1,571	(12,437)	(1,877)
Employee benefits not deductible for tax	1,531	(2,965)	(588)
Management fee recognition	—	—	(107)
Other book/tax differences	5,480	386	3,827
Federal tax income of taxable subsidiaries before utilization of net operating losses	17,625	9,814	13,356
Utilization of net operating loss	(17,625)	(9,814)	(13,356)
Net federal tax income of taxable subsidiaries	$—	$—	$—

(1)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FelCor's state income taxes of $0.5 million, $0.9 million and $1.2 million are included in income tax expense in the consolidated statements of operations and comprehensive income for the period of January 1, 2017 through August 31, 2017, and for the years ended December 31, 2016 and 2015, respectively.

FelCor's TRSs had a consolidated deferred tax asset, which had a 100% valuation allowance, primarily comprised of the following (in thousands):

December 31, 2016
Accumulated net operating losses of TRSs	$94,219
Tax property basis compared to book	4,844
Accrued employee benefits not deductible for tax	4,966
Historic tax credits (1)	19,357
Other	26
Deferred tax asset	123,412
Valuation allowance	(123,412)
Deferred tax asset, net	$—

(1)
Because of the completion of construction at The Knickerbocker hotel property in 2015, one of FelCor's TRSs became entitled to the future benefits of historic tax credits that vest over a five year period and they do not expire. Upon the filing of the 2015 state tax return in 2016, the state credit became refundable to FelCor. Accordingly, the historic tax credits for 2016 reflect the federal credits only.

FelCor recognized a 100% valuation allowance related to its TRSs’ net deferred tax asset because FelCor believed it is more likely than not that the deferred tax asset will not be fully realized. The realization of the deferred tax assets associated with FelCor's net operating losses and historic tax credits was dependent on projections of future taxable income, for which there was uncertainty when considering FelCor's historic results and the cyclical nature of the lodging industry. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations and comprehensive income. At December 31, 2016, FelCor's TRSs had net operating loss carryforwards for federal income tax purposes of $254.8 million, which are available to offset future taxable income, if any, and do not begin to expire until 2024.

The following table reconciles the REIT's GAAP net loss to taxable (loss) income (in thousands):

	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2016	2015
GAAP net loss from REIT operations	$(105,888)	$(21,332)	$(21,838)
Book/tax differences, net:
Dividend income from TRS	17,794	25,650	24,809
Depreciation and amortization (1)	12,908	19,582	3,937
Noncontrolling interests	(495)	(93)	(400)
Gain/loss differences from dispositions	(46,054)	(16,572)	18,335
Impairment loss not deductible for tax	35,109	26,459	20,861
Conversion costs	(2,155)	(3,233)	(3,233)
Compensation	20,402	—	—
Other	10,035	(446)	1,505
Taxable (loss) income (2)	$(58,344)	$30,015	$43,976

(1)	The book/tax differences in depreciation and amortization primarily result from the differences in depreciable lives and accelerated depreciation methods.

(2)	The dividend distribution requirement is 90% of any taxable income (net of capital gains). For 2017 and 2016, FelCor's distributions were in excess of 100% of taxable income.
At December 31, 2016, FelCor had net operating loss carryforwards for federal income tax purposes of $534.2million, which it expected to use to offset future distribution requirements.

For income tax purposes, the dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. The dividends paid per share were characterized, in accordance with the requirements under the Internal Revenue Code, as follows:

	January 1 through August 31,		For the year ended December 31,		For the year ended December 31,
	2017		2016		2015
	Amount (3)%		Amount (4)%		Amount (5)%
Preferred Stock – Series A
Capital gains	$0.9750	3.26	$—	—	$1.23	63.08
Cash liquidating distributions (1)	0.4875	1.62	—	—	—	—
Non-cash liquidating distributions (2)	28.49	95.12	—	—	—	—
Dividend income	—	—	1.03	52.82	0.72	36.92
Non-dividend distribution	—	—	0.92	47.18	—	—
	$29.9525	100.00	$1.95	100.00	$1.95	100.00
Preferred Stock – Series C
Capital gains	$—	—	$—	—	$0.63	63.00
Dividend income	—	—	—	—	0.37	37.00
Non-dividend distribution	—	—	—	—	—	—
	$—	—	$—	—	$1.00	100.00
Common Stock
Capital gains	$0.12	1.59	$—	—	$—	—
Cash liquidating distributions (1)	0.10	1.33	—	—	—	—
Non-cash liquidating distributions (2)	7.31	97.08	—	—	—	—
Dividend income	—	—	—	—	—	—
Non-dividend distribution	—	—	0.24	100.00	0.16	100.00
	$7.53	100.00	$0.24	100.00	$0.16	100.00

(1)	All cash dividends declared after the execution of the Merger Agreement in April 2017 were characterized as cash liquidating distributions for tax purposes.

(2)	Represents the value per share of the RLJ shares received by FelCor shareholders upon consummation of the Mergers on August 31, 2017.

(3)
The fourth quarter 2016 preferred and common stock distributions were paid on January 31, 2017, so they were treated as 2017 distributions for tax purposes. All 2017 cash dividends declared prior to the execution of the Merger Agreement in April 2017 were designated by FelCor as capital gains dividends.

(4)	The fourth quarter 2015 preferred and common stock distributions were paid on January 29, 2016, so they were treated as 2016 distributions for tax purposes.

(5)	The fourth quarter 2014 preferred and common stock distributions were paid on January 29, 2015, so they were treated as 2015 distributions for tax purposes.

15. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

16.       Redeemable Noncontrolling Interests/Units in FelCor LP

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

The following table summarizes the changes in the redeemable noncontrolling interests (or redeemable units) (in thousands):

	Predecessor
	January 1 through August 31,	For the year ended December 31,
	2017	2016
Balance at beginning of the period	$4,888	$4,464
Conversion of units	—	(9)
Redemption value allocation	196	673
Distributions paid to unitholders	(134)	(147)
Net loss	(495)	(93)
Balance at end of the period	$4,455	$4,888

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

17. Severance

During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor recognized severance charges of approximately $34.5 million (including $8.4 million of equity-based charges) related to the Mergers with RLJ. The severance charges are included in transaction costs in the consolidated statements of operations and comprehensive income (loss). During the Predecessor years ended December 31, 2016 and 2015, FelCor recognized severance charges of approximately $6.9 million (including $2.9 million of equity-based charges) and $3.7 million (including $1.4 million of equity-based charges), respectively. The severance charges are included in other expenses in the consolidated statements of operations and comprehensive income (loss) and primarily relate to FelCor's former Chief Executive Officer in 2016 and certain other executive officers in 2015.

18.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,	For the year ended December 31,
	2017	2017	2016	2015
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$14,728	$47,396	$47,317	$59,786
Restricted cash reserves	3,303	17,038	19,491	17,702
Cash, cash equivalents, and restricted cash reserves	$18,031	$64,434	$66,808	$77,488

Interest paid, net of capitalized interest	$33,410	$38,677	$74,499	$74,585

Income taxes (refund) paid	$(85)	$1,346	$332	$1,187

Supplemental non-cash transactions
Accrued capital expenditures	$8,587	$3,640	$3,124	$7,668

FelCor TRS Distribution (1)	$51,267	$—	$—	$—

(1)    Refer to Note 2, Merger with RLJ, for the non-cash assets and liabilities comprising the FelCor TRS distribution.

19. Selected Quarterly Financial Data (unaudited)
The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of the financial and operating results, changes in shareholders' equity, and cash flows for a period of several years.

Rangers

	Predecessor			Successor
	For the year ended December 31, 2017
	First Quarter	Second Quarter	July 1 through August 31	September 1 through September 30 (1)	Fourth Quarter (1)
Total revenue	$188,104	$220,440	$142,971	$20,854	$60,405
Net income (loss) from continuing operations	$(35,475)	$(1,253)	$(54,999)	$4,539	$6,882
Loss from discontinued operations	$—	$—	$(3,415)	$—	$—
Net income (loss) and comprehensive income (loss) attributable to Rangers	$(35,911)	$(1,759)	$(59,175)	$4,321	$(231)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$(42,190)	$(8,038)	$(63,361)	$4,321	$(231)
Basic and diluted per common share data:
Net loss from continuing operations per share attributable to common shareholders	$(0.31)	$(0.06)	$(0.43)
Discontinued operations	$—	$—	$(0.02)
Net loss per share attributable to common shareholders	$(0.31)	$(0.06)	$(0.46)
Basic weighted-average common shares outstanding	137,777,651	137,865,843	137,904,668
Diluted weighted-average common shares outstanding	137,777,651	137,865,843	137,904,668

(1)
On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The change in the quarterly financial data was a result of the financial impact related to the Mergers. Refer to Note 2, Merger with RLJ, for more information on the accounting for the business combination.

	Predecessor
	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$210,144	$237,906	$222,981	$195,923
Net income (loss) from continuing operations	$(4,367)	$14,400	$(9,761)	$730
Loss from discontinued operations	$—	$—	$(3,131)	$—
Net income (loss) and comprehensive income (loss) attributable to Rangers	$(4,922)	$13,391	$(5,099)	$128
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$(11,201)	$7,112	$(11,378)	$(6,150)
Basic and diluted per common share data:
Net income (loss) from continuing operations per share attributable to common shareholders	$(0.08)	$0.05	$(0.06)	$(0.04)
Discontinued operations	$—	$—	$(0.02)	$—
Net loss per share attributable to common shareholders	$(0.08)	$0.05	$(0.08)	$(0.04)
Basic weighted-average common shares outstanding	139,677,676	138,181,843	137,463,547	137,243,568
Diluted weighted-average common shares outstanding	139,677,676	138,678,288	137,463,547	137,243,568

FelCor LP

	Predecessor			Successor
	For the year ended December 31, 2017
	First Quarter	Second Quarter	July 1 through August 31	September 1 through September 30 (1)	Fourth Quarter (1)
Total revenue	$188,104	$220,440	$142,971	$20,854	$60,405
Net income (loss) from continuing operations	$(35,475)	$(1,253)	$(54,999)	$4,539	$6,882
Loss from discontinued operations	$—	$—	$(3,415)	$—	$—
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	$(36,097)	$(1,794)	$(59,449)	$4,366	$(235)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$(42,376)	$(8,073)	$(63,635)	$4,366	$(235)
Basic and diluted per common unit data:
Net loss from continuing operations per share attributable to common unitholders	$(0.31)	$(0.06)	$(0.43)
Discontinued operations	$—	$—	$(0.02)
Net loss per unit	$(0.31)	$(0.06)	$(0.45)
Basic weighted-average common units outstanding	138,387,834	138,476,026	138,514,851
Diluted weighted-average common units outstanding	138,387,834	138,476,026	138,514,851

(1)
On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The change in the quarterly financial data was a result of the financial impact related to the Mergers. Refer to Note 2, Merger with RLJ, for more information on the accounting for the business combination.

	Predecessor
	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$210,144	$237,906	$222,981	$195,923
Net income (loss) from continuing operations	$(4,367)	$14,400	$(9,761)	$730
Loss from discontinued operations	$—	$—	$(3,131)	$—
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	$(4,970)	$13,422	$(5,149)	$102
Net income (loss) and comprehensive income (loss) attributable to FelCor LP and common unitholders	$(11,249)	$7,143	$(11,428)	$(6,176)
Basic and diluted per common unit data:
Net income (loss) from continuing operations per share attributable to common unitholders	$(0.08)	$0.05	$(0.06)	$(0.04)
Discontinued operations	$—	$—	$(0.02)	$—
Net loss per unit	$(0.08)	$0.05	$(0.08)	$(0.04)
Basic weighted-average common units outstanding	140,289,138	138,793,305	138,074,647	137,853,751
Diluted weighted-average common units outstanding	140,289,138	139,289,770	138,074,647	137,853,751

20.       FelCor LP's Consolidating Financial Information

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

For the Predecessor period, FelCor TRS was a subsidiary guarantor in the condensed consolidating balance sheet, the condensed consolidating statements of operations and comprehensive income, and the condensed consolidating statements of cash flows. Pursuant to the terms of each of the indentures governing the Senior Notes, upon completion of the distribution of the equity interests in FelCor TRS, FelCor TRS' guarantee of the Senior Notes was automatically released and FelCor TRS Holdings, L.L.C. ceased being a subsidiary guarantor of the Senior Notes. Accordingly, FelCor TRS is not a subsidiary guarantor in the FelCor LP consolidating financial information for the Company.

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$2,384,094	$—	$—	$(2,384,094)	$—
Investment in hotel properties, net	—	856,541	1,641,339	—	2,497,880
Intangible assets, net	—	48,846	69,324	—	118,170
Investment in unconsolidated joint ventures	16,912	—	—	—	16,912
Cash and cash equivalents	9,202	—	5,526	—	14,728
Restricted cash reserves	436	—	2,867	—	3,303
Related party rent receivable	—	32,200	47,890	—	80,090
Prepaid expense and other assets	4,405	3,292	4,994	—	12,691
Total assets	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

Debt, net	$1,062,716	$—	$269,098	$(32,709)	$1,299,105
Accounts payable and other liabilities	20,018	13,605	20,568	—	54,191
Related party lease termination fee payable	—	—	7,707	—	7,707
Accrued interest	12,286	—	—	—	12,286
Distributions payable	—	—	126	—	126
Total liabilities	1,095,020	13,605	297,499	(32,709)	1,373,415

Partnership interests	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Total FelCor LP partners' capital	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Noncontrolling interests	—	—	5,900	—	5,900
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,320,029	927,274	1,474,441	(2,351,385)	1,370,359
Total liabilities and partners’ capital	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Period of September 1, 2017 through December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Related party lease revenue	$—	$32,572	$48,687	$—	$81,259
Total revenue	—	32,572	48,687	—	81,259

Expense
Depreciation and amortization	151	12,164	16,650	—	28,965
Property tax, insurance and other	25	8,800	8,237	—	17,062
General and administrative	904	59	56	—	1,019
Transaction costs	4,079	105	9	—	4,193
Total operating expense	5,159	21,128	24,952	—	51,239
Operating (expense) income	(5,159)	11,444	23,735	—	30,020
Interest income	113	—	1	(104)	10
Interest expense	(15,918)	—	(3,456)	104	(19,270)
Income (loss) before equity in income from joint ventures	(20,964)	11,444	20,280	—	10,760
Equity in income from consolidated entities	24,434	—	—	(24,434)	—
Equity in income from unconsolidated joint ventures	661	—	—	—	661
Income before loss on sale of hotel properties	4,131	11,444	20,280	(24,434)	11,421
Loss on sale of hotel properties	—	—	(6,637)	—	(6,637)
Net income and comprehensive income	4,131	11,444	13,643	(24,434)	4,784
Income attributable to noncontrolling interests	—	—	(157)	—	(157)
Preferred distributions - consolidated joint venture	—	—	(496)	—	(496)
Net income and comprehensive income attributable to FelCor LP	$4,131	$11,444	$12,990	$(24,434)	$4,131

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$425,682	$—	$—	$425,682
Food and beverage revenue	—	90,572	—	—	90,572
Percentage lease revenue	—	—	84,509	(84,509)	—
Other revenue	41	34,883	337	—	35,261
Total revenue	41	551,137	84,846	(84,509)	551,515

Expense
Room expense	—	112,813	—	—	112,813
Food and beverage expense	—	71,828	—	—	71,828
Management and franchise fee expense	—	19,901	—	—	19,901
Other operating expense	—	147,827	—	—	147,827
Depreciation and amortization	309	28,064	44,692	—	73,065
Impairment loss	—	35,109	—	—	35,109
Property tax, insurance and other	921	111,020	16,846	(84,509)	44,278
General and administrative	—	8,914	7,092	—	16,006
Transaction costs	68,248	—	—	—	68,248
Total operating expense	69,478	535,476	68,630	(84,509)	589,075
Operating (expense) income	(69,437)	15,661	16,216	—	(37,560)
Intercompany interest income (expense)	241	—	(241)	—	—
Other income (expense)	—	—	100	—	100
Interest income	66	59	1	—	126
Interest expense	(38,722)	—	(12,968)	—	(51,690)
Loss on debt extinguishment	—	—	(3,278)	—	(3,278)
Loss before equity in income from joint ventures	(107,852)	15,720	(170)	—	(92,302)
Equity in income from consolidated entities	12,779	—	—	(12,779)	—
Equity in income from unconsolidated joint ventures	1,181	(77)	(30)	—	1,074
Loss before income tax	(93,892)	15,643	(200)	(12,779)	(91,228)
Income tax expense	(35)	(464)	—	—	(499)
Loss from continuing operations	(93,927)	15,179	(200)	(12,779)	(91,727)
Loss from discontinued operations	(3,415)	—	—	—	(3,415)
Loss before loss on sale of hotel properties	(97,342)	15,179	(200)	(12,779)	(95,142)
Loss on sale of hotel properties	2	(1,565)	(201)	—	(1,764)
Net loss and comprehensive loss	(97,340)	13,614	(401)	(12,779)	(96,906)
Loss attributable to noncontrolling interests in consolidated joint ventures	—	336	209	—	545
Preferred distributions - consolidated joint venture	—	—	(979)	—	(979)
Net loss and comprehensive loss attributable to FelCor LP	(97,340)	13,950	(1,171)	(12,779)	(97,340)
Preferred distributions	(16,744)	—	—	—	(16,744)
Net loss attributable to FelCor LP common unitholders	$(114,084)	$13,950	$(1,171)	$(12,779)	$(114,084)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$661,640	$—	$—	$661,640
Food and beverage revenue	—	155,227	—	—	155,227
Percentage lease revenue	—	—	134,462	(134,462)	—
Other revenue	210	49,449	428	—	50,087
Total revenue	210	866,316	134,890	(134,462)	866,954

Expense
Room expense	—	171,883	—	—	171,883
Food and beverage expense	—	119,047	—	—	119,047
Management and franchise fee expense	—	32,935	—	—	32,935
Other operating expense	—	227,300	—	—	227,300
Depreciation and amortization	261	45,763	68,030	—	114,054
Impairment loss	—	26,459	—	—	26,459
Property tax, insurance and other	7,415	173,588	23,516	(134,462)	70,057
General and administrative	—	14,848	12,189	—	27,037
Total operating expense	7,676	811,823	103,735	(134,462)	788,772
Operating (expense) income	(7,466)	54,493	31,155	—	78,182
Intercompany interest income (expense)	378	—	(378)	—	—
Other income	—	—	342	—	342
Interest income	31	30	1	—	62
Interest expense	(58,674)	—	(19,570)	—	(78,244)
Income before equity in income from joint ventures	(65,731)	54,523	11,550	—	342
Equity in income from consolidated entities	69,540	—	—	(69,540)	—
Equity in income from unconsolidated joint ventures	1,781	(202)	(46)	—	1,533
Income before income tax	5,590	54,321	11,504	(69,540)	1,875
Income tax expense	559	(1,586)	154	—	(873)
Income from continuing operations	6,149	52,735	11,658	(69,540)	1,002
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Loss before gain on sale of hotel properties	3,018	52,735	11,658	(69,540)	(2,129)
Gain on sale of hotel properties	387	6,450	(515)	—	6,322
Net income and comprehensive income	3,405	59,185	11,143	(69,540)	4,193
Loss attributable to noncontrolling interests in consolidated joint ventures	—	520	153	—	673
Preferred distributions - consolidated joint venture	—	—	(1,461)	—	(1,461)
Net income and comprehensive income attributable to FelCor LP	3,405	59,705	9,835	(69,540)	3,405
Preferred distributions	(25,115)	—	—	—	(25,115)
Net loss attributable to FelCor LP common unitholders	$(21,710)	$59,705	$9,835	$(69,540)	$(21,710)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2015 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$673,276	$—	$—	$673,276
Food and beverage revenue	—	158,531	—	—	158,531
Percentage lease revenue	—	—	126,867	(126,867)	—
Other revenue	143	53,852	452	—	54,447
Total revenue	143	885,659	127,319	(126,867)	886,254

Expense
Room expense	—	172,252	—	—	172,252
Food and beverage expense	—	123,384	—	—	123,384
Management and franchise fee expense	—	35,572	—	—	35,572
Other operating expense	—	241,051	—	—	241,051
Depreciation and amortization	188	49,589	64,675	—	114,452
Impairment loss	—	20,861	—	—	20,861
Property tax, insurance and other	4,485	171,178	22,890	(126,867)	71,686
General and administrative	—	15,022	12,261	—	27,283
Total operating expense	4,673	828,909	99,826	(126,867)	806,541
Operating income	(4,530)	56,750	27,493	—	79,713
Intercompany interest income (expense)	379	—	(379)	—	—
Other income (expense)	—	—	166	—	166
Interest income	5	11	8	—	24
Interest expense	(57,446)	—	(21,696)	—	(79,142)
Debt extinguishment	(28,459)	—	(2,450)	—	(30,909)
Loss before equity in income from joint ventures	(90,051)	56,761	3,142	—	(30,148)
Equity in income from consolidated entities	73,274	—	—	(73,274)	—
Equity in income from unconsolidated joint ventures	8,368	(489)	(46)	—	7,833
Loss before income tax	(8,409)	56,272	3,096	(73,274)	(22,315)
Income tax expense	(252)	(993)	—	—	(1,245)
Income from continuing operations	(8,661)	55,279	3,096	(73,274)	(23,560)
Income from discontinued operations	—	11	658	—	669
Loss before gain on sale of hotel properties	(8,661)	55,290	3,754	(73,274)	(22,891)
Gain on sale of hotel properties	(398)	(17)	19,841	—	19,426
Net loss and comprehensive loss	(9,059)	55,273	23,595	(73,274)	(3,465)
Income attributable to noncontrolling interests in consolidated joint ventures	—	769	(4,926)	—	(4,157)
Preferred distributions - consolidated joint venture	—	—	(1,437)	—	(1,437)
Net loss and comprehensive loss attributable to FelCor LP	(9,059)	56,042	17,232	(73,274)	(9,059)
Preferred distributions	(36,234)	—	—	—	(36,234)
Net loss attributable to FelCor LP common unitholders	$(45,293)	$56,042	$17,232	$(73,274)	$(45,293)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of September 1, 2017 through December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(44,202)	$(11,078)	$(16,872)	$—	$(72,152)
Investing activities:
Improvements and additions to hotel properties	—	(5,704)	(17,933)	—	(23,637)
Proceeds from the sale of hotel properties, net	—	—	165,893	—	165,893
Intercompany financing	108,590	—	—	(108,590)	—
Cash flows from investing activities	108,590	(5,704)	147,960	(108,590)	142,256
Financing activities:
Repayment of borrowings	(990)	—	(1,174)	—	(2,164)
Contributions from partners	130,076	—	—	—	130,076
Distributions to partners	(187,616)	—	—	—	(187,616)
Distribution of FelCor TRS	—	(51,867)	—	—	(51,867)
Preferred distributions - consolidated joint venture	—	—	(496)	—	(496)
Payments of deferred financing costs	—	—	(254)	—	(254)
Distributions to preferred unitholders	(4,186)	—	—	—	(4,186)
Intercompany financing	—	20,142	(128,732)	108,590	—
Cash flows from financing activities	(62,716)	(31,725)	(130,656)	108,590	(116,507)
Net change in cash, cash equivalents, and restricted cash reserves	1,672	(48,507)	432	—	(46,403)
Cash, cash equivalents, and restricted cash reserves, beginning of period	7,965	48,507	7,962	—	64,434
Cash, cash equivalents, and restricted cash reserves, end of period	$9,637	$—	$8,394	$—	$18,031

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,773)	$85,899	$54,214	$—	$99,340
Investing activities:
Improvements and additions to hotel properties	1	(16,727)	(47,076)	—	(63,802)
Proceeds from the sale of hotel properties, net	(696)	74,281	(169)	—	73,416
Distributions from unconsolidated joint ventures	840	—	—	—	840
Intercompany financing	91,391	—	—	(91,391)	—
Cash flows from investing activities	91,536	57,554	(47,245)	(91,391)	10,454
Financing activities:
Proceeds from borrowings	—	—	66,000	—	66,000
Repayment of borrowings	—	—	(121,691)	—	(121,691)
Distributions to noncontrolling interests	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	333	—	—	333
Distributions to preferred unitholders	(18,836)	—	—	—	(18,836)
Distributions to common unitholders	(30,926)	—	—	—	(30,926)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647	—	647
Intercompany financing	—	(140,853)	49,462	91,391	—
Other	(6,568)	—	(977)	—	(7,545)
Cash flows from financing activities	(56,330)	(140,520)	(6,709)	91,391	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	(5,567)	2,933	260	—	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	13,532	45,574	7,702	—	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$7,965	$48,507	$7,962	$—	$64,434

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,416)	$115,577	$84,759	$—	$134,920
Investing activities:
Acquisition of land	—	—	(8,226)	—	(8,226)
Improvements and additions to hotel properties	(11)	(31,309)	(42,944)	—	(74,264)
Proceeds from the sale of hotel properties, net	(1,433)	102,726	(323)	—	100,970
Insurance proceeds	—	—	341	—	341
Distributions from unconsolidated joint ventures	1,586	—	—	—	1,586
Intercompany financing	149,667	—	—	(149,667)	—
Cash flows from investing activities	149,809	71,417	(51,152)	(149,667)	20,407
Financing activities:
Proceeds from borrowings	—	—	85,000	—	85,000
Repayment of borrowings	—	—	(158,662)	—	(158,662)
Payment of deferred financing fees	—	—	(12)	—	(12)
Distributions to noncontrolling interests	—	(14)	(2)	—	(16)
Contributions from noncontrolling interests	—	397	239	—	636
Repurchase of common units	(30,462)	—	—	—	(30,462)
Distributions to preferred unitholders	(25,115)	—	—	—	(25,115)
Distributions to common unitholders	(33,606)	—	—	—	(33,606)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(191,117)	41,450	149,667	—
Other	(2,897)	—	(1,461)	—	(4,358)
Cash flows from financing activities	(92,080)	(190,734)	(32,851)	149,667	(165,998)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net change in cash, cash equivalents, and restricted cash reserves	(7,687)	(3,740)	747	—	(10,680)
Cash, cash equivalents, and restricted cash reserves, beginning of period	21,219	49,314	6,955	—	77,488
Cash, cash equivalents, and restricted cash reserves, end of period	$13,532	$45,574	$7,702	$—	$66,808

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(54,129)	$123,302	$77,490	$—	$146,663
Investing activities:
Improvements and additions to hotel properties	242	(42,039)	(6,639)	—	(48,436)
Hotel development	—	—	(33,525)	—	(33,525)
Proceeds from the sale of hotel properties, net	(569)	(669)	189,187	—	187,949
Insurance proceeds	274	—	203	—	477
Distributions from unconsolidated joint ventures	6,517	800	—	—	7,317
Contributions to unconsolidated entities	(15)	—	—	—	(15)
Intercompany financing	184,776	—	—	(184,776)	—
Cash flows from investing activities	191,225	(41,908)	149,226	(184,776)	113,767
Financing activities:
Proceeds from borrowings	475,000	—	550,438	—	1,025,438
Repayment of borrowings	(545,453)	—	(658,356)	—	(1,203,809)
Payment of deferred financing fees	(8,505)	—	(6,447)	—	(14,952)
Distributions to noncontrolling interests	—	(444)	(17,151)	—	(17,595)
Contributions from noncontrolling interests	—	548	2,261	—	2,809
Redemption of preferred units	(169,986)	—	—	—	(169,986)
Repurchase of common units	(14,362)	—	—	—	(14,362)
Distributions to preferred unitholders	(32,404)	—	—	—	(32,404)
Net proceeds from common unit issuance	198,648	—	—	—	198,648
Distributions to common unitholders	(22,385)	—	—	—	(22,385)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	1,744	—	1,744
Intercompany financing	—	(76,697)	(108,079)	184,776	—
Other	(2,147)	—	(1,431)	—	(3,578)
Cash flows from financing activities	(121,594)	(76,593)	(237,021)	184,776	(250,432)
Effect of exchange rate changes on cash	—	—	(153)	—	(153)
Net change in cash, cash equivalents, and restricted cash reserves	15,502	4,801	(10,458)	—	9,845
Cash, cash equivalents, and restricted cash reserves, beginning of period	5,717	44,513	17,413	—	67,643
Cash, cash equivalents, and restricted cash reserves, end of period	$21,219	$49,314	$6,955	$—	$77,488

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
DoubleTree Suites by Hilton Austin	—	7,072	50,827	21	7,072	50,848	57,920	428	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	47	899	44,553	45,452	392	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	41	31,279	46,056	77,335	444	2017	15 - 40 years
Embassy Suites Birmingham	22,908	10,495	33,568	—	10,495	33,568	44,063	296	2017	15 - 40 years
Embassy Suites Boston Marlborough	—	5,233	18,114	376	5,233	18,490	23,723	177	2017	15 - 40 years
Embassy Suites Dallas - Love Field	—	6,408	34,694	131	6,408	34,825	41,233	299	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	30,323	7,527	56,128	590	7,528	56,717	64,245	527	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	34,339	30,933	54,592	479	31,051	54,953	86,004	534	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	—	13,110	94,733	148	13,110	94,881	107,991	799	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	75	35,780	53,344	89,124	482	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	1,157	14,813	19,208	34,021	174	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	787	43,216	27,127	70,343	253	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	36,832	7,248	41,202	2,213	7,248	43,415	50,663	436	2017	15 - 40 years
Embassy Suites Myrtle Beach - Oceanfront Resort	—	14,103	55,236	696	14,501	55,534	70,035	491	2017	15 - 40 years
Embassy Suites Napa Valley	26,814	24,429	63,188	190	24,429	63,378	87,807	559	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	148	4,743	37,835	42,578	328	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	—	24,680	24,487	264	24,701	24,730	49,431	222	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	594	39,634	55,739	95,373	476	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	315	3,729	85,555	89,284	794	2017	15 - 40 years
Hilton Myrtle Beach Resort	—	17,864	73,713	83	17,870	73,790	91,660	646	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	2,317	46,812	110,119	156,931	910	2017	15 - 40 years
DoubleTree by Hilton Burlington Vermont	—	8,362	30,812	1,178	8,410	31,942	40,352	342	2017	15 - 35 years
Sheraton Philadelphia Society Hill Hotel	—	13,304	83,333	289	13,317	83,608	96,925	711	2017	15 - 40 years
The Knickerbocker New York	85,404	113,613	119,453	191	113,614	119,643	233,257	1,000	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
The Mills House Wyndham Grand Hotel	—	9,599	68,932	—	9,599	68,932	78,531	579	2017	15 - 40 years
The Vinoy Renaissance St. Petersburg Resort & Golf Club	—	3,754	64,024	7,710	4,934	70,554	75,488	694	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	43	174	51,977	52,151	1,580	2017	12 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	87	7,776	43,562	51,338	370	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	410	300	73,121	73,421	615	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	78	8,367	51,992	60,359	439	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	21	154	31,646	31,800	267	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	338	989	29,778	30,767	848	2017	13 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	129	27,063	45,986	73,049	390	2017	15 - 40 years
Holiday Inn San Francisco - Fisherman's Wharf	—	12,203	13,877	19	12,203	13,896	26,099	1,031	2017	2 - 40 years
	$236,620	$595,447	$1,782,140	$21,165	$597,451	$1,801,302	$2,398,753	$18,533
_______________________________________________________________________________
(1) The aggregate cost of real estate for federal income tax purposes was approximately $2.2 billion at December 31, 2017.

The change in the total cost of the hotel properties is as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	2016	2015
Reconciliation of Land and Buildings and Improvements
Balance at the beginning of the period (1)	$2,537,854	$2,108,117	$2,229,492	$2,062,289
Add: Improvements	22,305	30,403	20,973	15,324
Add: Purchase of land	—	—	8,226	—
Add: Completed hotel development	—	—	—	299,341
Less: Sale of hotel properties	(161,406)	(133,922)	(150,574)	(147,462)
Balance at the end of the period before impairment charges (1)	$2,398,753	$2,004,598	$2,108,117	$2,229,492
Cumulative impairment charges on the real estate assets owned at the end of the period	—	(55,145)	(75,227)	(76,008)
Balance at the end of the period after impairment charges	$2,398,753	$1,949,453	$2,032,890	$2,153,484

(1) The balance at the end of the Predecessor period of January 1, 2017 through August 31, 2017 does not equal the balance at the beginning of the Successor period of September 1, 2017 through December 31, 2017 due to the impact of RLJ electing to apply pushdown accounting to the Company's consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired in the Mergers on August 31, 2017.

The change in the accumulated depreciation of the real estate assets is as follows:

	Successor		Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	2016	2015
Reconciliation of Accumulated Depreciation
Balance at the beginning of the period (1)	$—	$(716,376)	$(697,386)	$(661,758)
Add: Depreciation for the period	(19,518)	(37,966)	(57,044)	(57,022)
Less: Sale of hotel properties	985	13,838	38,054	21,394
Balance at the end of the period (1)	$(18,533)	$(740,504)	$(716,376)	$(697,386)

(1) The balance at the end of the Predecessor period of January 1, 2017 through August 31, 2017 does not equal the balance at the beginning of the Successor period of September 1, 2017 through December 31, 2017 due to the impact of RLJ electing to apply pushdown accounting to the Company's consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired in the Mergers on August 31, 2017.