Form 10-Q
period 2018-05-10
Rangers Sub I, LLC; FelCor Lodging LP
filed 2018-05-10
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of May 10, 2018, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of May 10, 2018, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

Where it is important to distinguish between the entities, we either refer specifically to Rangers; FelCor (as predecessor to Rangers); or FelCor LP. Otherwise, we use the terms "we" or "our" to refer to (i) Rangers and FelCor LP, collectively (including their consolidated subsidiaries) following the Mergers and (ii) FelCor and FelCor LP, collectively (including their consolidated subsidiaries) prior to consummation of the Mergers, unless the content indicates otherwise.

This quarterly report on Form 10-Q for the quarter ended March 31, 2018 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

RLJ accounted for the Mergers noted above under the acquisition method of accounting in ASC 805, Business Combinations. In accordance with the guidance, RLJ elected to apply pushdown accounting to our consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired and the liabilities assumed in the Mergers. Accordingly, our consolidated financial statements for the periods before and after the Acquisition Date reflect different bases of accounting, and the financial positions and the results of operations for those periods are not comparable. As a result, the consolidated financial statements and the notes to those financial statements are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor," and the periods after the Acquisition Date are identified as "Successor." The new basis of accounting for the assets and liabilities that existed on the Acquisition Date will be used in the preparation of our future financial statements and footnotes.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,364,340	$2,497,880
Investment in unconsolidated joint ventures	16,778	16,912
Cash and cash equivalents	13,025	14,728
Restricted cash reserves	4,717	3,303
Related party rent receivable	46,754	80,090
Intangible assets, net	117,239	118,170
Prepaid expense and other assets	9,149	12,691
Total assets	$2,572,002	$2,743,774
Liabilities and Equity
Debt, net	$744,254	$1,299,105
Accounts payable and other liabilities	42,336	54,191
Related party lease termination fee payable	9,243	7,707
Accrued interest	9,588	12,286
Distributions payable	126	126
Total liabilities	805,547	1,373,415

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,688,860	1,302,739
Retained earnings	10,179	4,090
Total member's equity	1,699,039	1,306,829
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	5,824	5,900
Noncontrolling interest in FelCor LP	17,162	13,200
Total noncontrolling interest	22,986	19,100
Preferred equity in a consolidated joint venture, liquidation value of $45,458 and $45,430 at March 31, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	1,766,455	1,370,359
Total liabilities and equity	$2,572,002	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Revenue
Operating revenue
Room revenue	$—	$144,933
Food and beverage revenue	—	32,074
Related party lease revenue	53,550	—
Other revenue	—	11,097
Total revenue	$53,550	$188,104
Expense
Operating expense
Room expense	$—	$40,678
Food and beverage expense	—	26,222
Management and franchise fee expense	—	7,550
Other operating expense	—	54,388
Total property operating expense	—	128,838
Depreciation and amortization	20,712	27,838
Impairment loss	—	24,838
Property tax, insurance and other	14,831	14,689
General and administrative	608	6,940
Transaction costs	1,528	473
Total operating expense	37,679	203,616
Operating income (loss)	15,871	(15,512)
Other income	8	—
Interest income	30	33
Interest expense	(13,147)	(19,319)
Gain on extinguishment of indebtedness	12,929	—
Income (loss) before equity in income (loss) from unconsolidated joint ventures	15,691	(34,798)
Equity in income (loss) from unconsolidated joint ventures	116	(130)
Income (loss) before income tax expense	15,807	(34,928)
Income tax expense	—	(547)
Income (loss) from operations	15,807	(35,475)
Loss on sale of hotel properties	(9,366)	(666)
Net income (loss) and comprehensive income (loss)	6,441	(36,141)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	76	404
Noncontrolling interest in FelCor LP	(62)	186
Preferred distributions - consolidated joint venture	(366)	(360)
Net income (loss) and comprehensive income (loss) attributable to Rangers	6,089	(35,911)
Preferred dividends	—	(6,279)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$6,089	$(42,190)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.31)
Weighted-average number of common shares	137,777,651

Dividends declared per common share	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Successor - Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	6,089	62	(76)	366	6,441
Contributions	592,053	—	5,980	—	—	598,033
Distributions	(205,932)	—	(2,080)	—	—	(208,012)
Preferred distributions - consolidated joint venture	—	—	—	—	(366)	(366)
Successor - Balance at March 31, 2018	$1,688,860	$10,179	$17,162	$5,824	$44,430	$1,766,455

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	(35,911)	(404)	360	(35,955)
Issuance of stock awards	—	—	447,578	5	88	—	—	—	93
Amortization of share-based compensation	—	—	—	—	1,909	—	—	—	1,909
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(29,065)	(1)	—	(813)	—	—	(814)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	81	—	—	—	81
Contribution from the noncontrolling interests	—	—	—	—	—	—	100	—	100
Distributions on Series A preferred shares	—	—	—	—	—	(6,279)	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(8,321)	—	—	(8,321)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(360)	(360)
Predecessor - Balance at March 31, 2017	12,879,475	$309,337	138,408,610	$1,384	$2,579,066	$(2,757,732)	$7,199	$43,783	$183,037

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$6,441	$(36,141)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss on sale of hotel properties, net	9,366	666
Depreciation and amortization	20,712	27,838
Amortization of deferred financing costs	72	1,046
Other amortization	(1,533)	—
Equity in (income) loss from unconsolidated joint ventures	(116)	130
Distributions of income from unconsolidated joint ventures	250	160
Amortization of fixed stock and directors' compensation	—	1,593
Gain on extinguishment of indebtedness	(12,929)	—
Impairment loss	—	24,838
Changes in assets and liabilities:
Related party rent receivable	33,336	—
Hotel and other receivables, net	—	(4,510)
Prepaid expense and other assets	3,300	4,689
Accounts payable and other liabilities	(6,903)	996
Advance deposits and deferred revenue	—	5,173
Accrued interest	(2,698)	(514)
Net cash flow provided by operating activities	49,298	25,964
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	116,624	(812)
Improvements and additions to hotel properties	(18,141)	(19,462)
Additions to property and equipment	(3)	—
Distributions from unconsolidated joint ventures in excess of earnings	—	490
Net cash flow provided by (used in) investing activities	98,480	(19,784)
Cash flows from financing activities
Proceeds from borrowings	—	29,000
Repayments of borrowings	(539,512)	(13,717)
Repurchase of common shares to satisfy employee withholding requirements	—	(814)
Contributions from members	598,033	—
Distributions to members	(206,212)	—
Distributions on preferred shares	—	(6,279)
Distributions on common shares	—	(8,326)
Distributions on Operating Partnership units	—	(38)
Payments of deferred financing costs	(10)	—
Contributions from noncontrolling interests	—	100
Preferred distributions - consolidated joint venture	(366)	(360)
Net cash flow used in financing activities	(148,067)	(434)
Net change in cash, cash equivalents, and restricted cash reserves	(289)	5,746
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$17,742	$72,554

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,364,340	$2,497,880
Investment in unconsolidated joint ventures	16,778	16,912
Cash and cash equivalents	13,025	14,728
Restricted cash reserves	4,717	3,303
Related party rent receivable	46,754	80,090
Intangible assets, net	117,239	118,170
Prepaid expense and other assets	9,149	12,691
Total assets	$2,572,002	$2,743,774
Liabilities and Partners' Capital
Debt, net	$744,254	$1,299,105
Accounts payable and other liabilities	42,336	54,191
Related party lease termination fee payable	9,243	7,707
Accrued interest	9,588	12,286
Distributions payable	126	126
Total liabilities	805,547	1,373,415

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,705,919	1,315,898
Retained earnings	10,282	4,131
Total partners’ capital, excluding noncontrolling interest	1,716,201	1,320,029
Noncontrolling interest in consolidated joint ventures	5,824	5,900
Preferred capital in a consolidated joint venture, liquidation value of $45,458 and $45,430 at March 31, 2018 and December 31, 2017, respectively	44,430	44,430
Total partners' capital	1,766,455	1,370,359
Total liabilities and partners' capital	$2,572,002	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Revenue
Operating revenue
Room revenue	$—	$144,933
Food and beverage revenue	—	32,074
Related party lease revenue	53,550	—
Other revenue	—	11,097
Total revenue	$53,550	$188,104
Expense
Operating expense
Room expense	$—	$40,678
Food and beverage expense	—	26,222
Management and franchise fee expense	—	7,550
Other operating expense	—	54,388
Total property operating expense	—	128,838
Depreciation and amortization	20,712	27,838
Impairment loss	—	24,838
Property tax, insurance and other	14,831	14,689
General and administrative	608	6,940
Transaction costs	1,528	473
Total operating expense	37,679	203,616
Operating income (loss)	15,871	(15,512)
Other income	8	—
Interest income	30	33
Interest expense	(13,147)	(19,319)
Gain on extinguishment of indebtedness	12,929	—
Income (loss) before equity in income (loss) from unconsolidated joint ventures	15,691	(34,798)
Equity in income (loss) from unconsolidated joint ventures	116	(130)
Income (loss) before income tax expense	15,807	(34,928)
Income tax expense	—	(547)
Income (loss) from operations	15,807	(35,475)
Loss on sale of hotel properties	(9,366)	(666)
Net income (loss) and comprehensive income (loss)	6,441	(36,141)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	76	404
Preferred distributions - consolidated joint venture	(366)	(360)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	6,151	(36,097)
Preferred distributions	—	(6,279)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$6,151	$(42,376)

Basic and diluted per common unit data:
Net loss per unit attributable to common unitholders	$(0.31)
Weighted-average number of common units	138,387,834

Distributions declared per common unit	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Successor - Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	6,151	(76)	366	6,441
Contributions	598,033	—	—	—	598,033
Distributions	(208,012)	—	—	—	(208,012)
Preferred distributions - consolidated joint venture	—	—	—	(366)	(366)
Successor - Balance at March 31, 2018	$1,705,919	$10,282	$5,824	$44,430	$1,766,455

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	(36,097)	(404)	360	(36,141)
Issuance of FelCor restricted stock	—	93	—	—	93
Amortization of FelCor share-based compensation	—	1,909	—	—	1,909
Shares acquired to satisfy minimum required federal and state tax withholding on vesting FelCor restricted stock	—	(814)	—	—	(814)
Allocation to the redeemable units in the Operating Partnership	—	305	—	—	305
Contribution from the noncontrolling interests	—	—	100	—	100
Distributions on preferred units	—	(6,279)	—	—	(6,279)
Distributions on common units	—	(8,359)	—	—	(8,359)
Preferred distributions in a consolidated joint venture	—	—	—	(360)	(360)
Predecessor - Balance at March 31, 2017	$309,337	$(177,282)	$7,199	$43,783	$183,037

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$6,441	$(36,141)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss on sale of hotel properties, net	9,366	666
Depreciation and amortization	20,712	27,838
Amortization of deferred financing costs	72	1,046
Other amortization	(1,533)	—
Equity in (income) loss from unconsolidated joint ventures	(116)	130
Distributions of income from unconsolidated joint ventures	250	160
Amortization of fixed stock and directors' compensation	—	1,593
Gain on extinguishment of indebtedness	(12,929)	—
Impairment loss	—	24,838
Changes in assets and liabilities:
Related party rent receivable	33,336	—
Hotel and other receivables, net	—	(4,510)
Prepaid expense and other assets	3,300	4,689
Accounts payable and other liabilities	(6,903)	996
Advance deposits and deferred revenue	—	5,173
Accrued interest	(2,698)	(514)
Net cash flow provided by operating activities	49,298	25,964
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	116,624	(812)
Improvements and additions to hotel properties	(18,141)	(19,462)
Additions to property and equipment	(3)	—
Distributions from unconsolidated joint ventures in excess of earnings	—	490
Net cash flow provided by (used in) investing activities	98,480	(19,784)
Cash flows from financing activities
Proceeds from borrowings	—	29,000
Repayments of borrowings	(539,512)	(13,717)
Repurchase of FelCor common shares to satisfy employee withholding requirements	—	(814)
Contributions from partners	598,033	—
Distributions to partners	(206,212)	—
Distributions to preferred unitholders	—	(6,279)
Distributions to common unitholders	—	(8,326)
Distributions to FelCor LP limited partners	—	(38)
Payments of deferred financing costs	(10)	—
Contributions from noncontrolling interests	—	100
Preferred distributions - consolidated joint venture	(366)	(360)
Net cash flow used in financing activities	(148,067)	(434)
Net change in cash, cash equivalents, and restricted cash reserves	(289)	5,746
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$17,742	$72,554

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Notes to the Consolidated Financial Statements
(unaudited)

1.              Organization

Rangers Sub I, LLC ("Rangers") is a Maryland limited liability company and a wholly-owned subsidiary of RLJ Lodging Trust, L.P. ("RLJ LP"). FelCor Lodging Trust Incorporated ("FelCor") merged into and with Rangers on August 31, 2017, as further described in Note 3. In the Rangers consolidated financial statements, FelCor is presented as the Predecessor and Rangers is presented as the Successor. Rangers owns an indirect 99% partnership interest in FelCor Lodging Limited Partnership ("FelCor LP"). Rangers General Partner, LLC, also a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP. Rangers and FelCor LP are collectively referred to as the "Company." Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through FelCor LP. The Company owns primarily premium-branded, upper-upscale hotels located in major markets and resort locations.

As of March 31, 2018, the Company owned 34 hotel properties with approximately 10,240 rooms, located in 14 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 31 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 32 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 33 of its 34 hotel properties to subsidiaries of RLJ LP.

2.              Summary of Significant Accounting Policies

The combined Annual Report on Form 10-K for the year ended December 31, 2017 of Rangers and FelCor LP contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2017.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the combined Annual Report on Form 10-K of Rangers and FelCor LP filed with the SEC on March 2, 2018.

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

For the three months ended March 31, 2017, the following reclassifications were made to the consolidated statements of operations and comprehensive income (loss):

•	Approximately $144.9 million was reclassified from hotel operating revenue to room revenue.

•	Approximately $32.1 million was reclassified from hotel operating revenue to food and beverage revenue.

•	Approximately $10.7 million was reclassified from hotel operating revenue to other revenue.

•	Approximately $40.7 million was reclassified from hotel departmental expenses to room expense.

•	Approximately $26.2 million was reclassified from hotel departmental expenses to food and beverage expense.

•	Approximately $3.5 million was reclassified from hotel departmental expenses to other operating expense.

•	Approximately $0.8 million was reclassified from other expenses to property tax, insurance and other.

•	Approximately $0.5 million was reclassified from other expenses to transaction costs.

•	Approximately $33,000 was reclassified from interest expense, net to interest income.

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

Revenue

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard did not have an impact to the Company's consolidated financial statements.

Lease Revenue

The Company's hotel properties are leased through intercompany lease agreements. The Company's hotel property-owning subsidiaries (the "Lessors") lease the hotel properties to lessees owned by FelCor TRS Holdings, LLC ("FelCor TRS"), a subsidiary of RLJ LP (the "Lessees"). Base lease revenue is reported as income by the Lessor on a straight-line basis over the lease term. Percentage lease revenue is reported as income by the Lessor over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease agreements. The Lessees are in compliance with their rental obligations under their respective lease agreements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business by adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar identifiable asset(s), then the transaction is considered to be an asset acquisition (or disposition). As a result of this standard, the Company anticipates the majority of its hotel purchases will be considered asset acquisitions as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. Transaction costs associated with asset acquisitions will be capitalized rather than expensed as incurred. The Company adopted this guidance on January 1, 2018 on a prospective basis. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

Sale of Real Estate

ASU 2014-09 also applies to the sale of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of this guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

3.              Merger with RLJ

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

RLJ accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. In accordance with the guidance, RLJ elected to apply pushdown accounting to the Company's consolidated financial statements in order to reflect the new basis of accounting established by RLJ for the individual assets acquired and the liabilities assumed in the Mergers. Accordingly, the consolidated financial statements of the Company for the periods before and after the Acquisition Date reflect different bases of accounting, and the financial positions and the results of operations for those periods are not comparable. As a result, the consolidated financial statements and the notes to those financial statements are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor," and the periods after the Acquisition Date are identified as "Successor". The new basis of accounting for the assets and liabilities that existed on the Acquisition Date will be used in the preparation of the Company's future financial statements and footnotes.

At the closing of the Mergers, FelCor LP had controlling financial interests in the Lessors, and FelCor TRS and its property-operating subsidiaries, the Lessees. The hotel properties were leased through intercompany lease agreements between the Lessors and the Lessees, resulting in the Lessees' lease payments being eliminated in consolidation. Immediately after the consummation of the Mergers and the push down of the allocation of the purchase price consideration, FelCor LP distributed its equity interests in FelCor TRS to RLJ LP. The Company accounted for the distribution as a transaction amongst entities under common control. As a result of the distribution of the equity interests in FelCor TRS, the Lessees' lease payments pursuant to the leases are no longer eliminated in consolidation.

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

•
Intangible assets — RLJ estimated the fair value of its below market ground lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The below market ground lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income (loss). The Company estimated the fair value of the advanced bookings intangible assets by using the income approach to determine the projected cash flows that a hotel property will receive as a result of future hotel room and guest events that have already been reserved and pre-booked at the hotel property as of the Acquisition Date. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The advanced bookings intangible asset is amortized over the duration of the hotel room and guest event reservations period at the hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income (loss). The Company recognized the following intangible assets in the Mergers (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Below market ground leases	$118,050	54
Advanced bookings	13,862	1
Other intangible assets	7,761	6
Total intangible assets	$139,673	46

•
Above market ground lease liabilities — RLJ estimated the fair value of its above market ground lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The Company recognized approximately $15.5 million of above market ground lease liabilities in the Mergers, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market ground lease liabilities are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income (loss).

•
Debt — RLJ estimated the fair value of the Senior Notes (as defined in Note 7) by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 3 inputs in the fair value hierarchy. RLJ estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The Company recognized approximately

$71.7 million in above market debt fair value adjustments on the Senior Notes and the mortgage loans assumed in the Mergers, which is included in debt, net in the accompanying consolidated balance sheet. The above market debt fair value adjustments are amortized over the remaining terms of the respective debt instruments as adjustments to interest expense in the consolidated statements of operations and comprehensive income (loss).

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

For the three months ended March 31, 2018, the Company recognized approximately $1.4 million of integration costs. For the Predecessor three months ended March 31, 2017, the Company recognized approximately $0.5 million of transaction costs. The transaction costs primarily related to financial advisory, legal, accounting, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs noted above were expensed to transaction costs in the consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2018 and 2017, the Company did not acquire any hotel properties.

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$579,640	$597,451
Buildings and improvements	1,711,158	1,801,302
Furniture, fixtures and equipment	119,659	126,590
	2,410,457	2,525,343
Accumulated depreciation	(46,117)	(27,463)
Investment in hotel properties, net	$2,364,340	$2,497,880

For the three months ended March 31, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $20.5 million. For the Predecessor three months ended March 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $27.7 million.

Impairment

The Company determined that there was no impairment of any assets for the three months ended March 31, 2018.

During the Predecessor three months ended March 31, 2017, the Company recorded an impairment loss of $24.8 million related to one hotel property. The impairment charge was based on both third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy).

5.              Investment in Unconsolidated Joint Ventures

As of March 31, 2018 and December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2018 and December 31, 2017, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2018	December 31, 2017
Equity basis of the joint venture investments	$(4,587)	$(4,733)
Cost of the joint venture investments in excess of the joint venture book value	21,365	21,645
Investment in unconsolidated joint ventures	$16,778	$16,912

The following table summarizes the components of the Company's equity in income (loss) from unconsolidated joint ventures (in thousands):

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Unconsolidated joint ventures net income (loss) attributable to the Company	$396	$(33)
Depreciation of cost in excess of book value	(280)	(97)
Equity in income (loss) from unconsolidated joint ventures	$116	$(130)

6.            Sale of Hotel Properties

During the three months ended March 31, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In conjunction with these transactions, the Company recorded a $9.4 million loss on sale, which is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale included approximately $1.5 million in lease termination fees as a result of early terminating the TRS Leases with the lessees at both hotel properties.

The following table discloses the hotel properties that were sold during the three months ended March 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

During the Predecessor three months ended March 31, 2017, the Company did not sell any hotel properties.

7.              Debt

The Company's debt consisted of the following (in thousands):

				Outstanding Borrowings at
				Successor	Successor
	Number of Assets Encumbered	Interest Rate at March 31, 2018	Maturity Date	March 31, 2018	December 31, 2017
Senior secured notes (1)(2)(3)	9	5.63%	March 2023	$—	$552,669
Senior unsecured notes (1)(2)(4)	—	6.00%	June 2025	508,866	510,047
PNC Bank/Wells Fargo (5)	4	4.95%	October 2022	120,131	120,893
Prudential (6)	1	4.94%	October 2022	30,132	30,323
Scotiabank (1) (7)	1	LIBOR + 3.00%	November 2018	85,294	85,404
	15			744,423	1,299,336
Deferred financing costs, net				(169)	(231)
Debt, net				$744,254	$1,299,105

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $33.9 million and $35.1 million at March 31, 2018 and December 31, 2017, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)
On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $12.9 million on the early redemption, which is included in gain on extinguishment of indebtedness in the accompanying consolidated statements of operations and comprehensive income (loss).

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

(5)
Includes $2.9 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)
Includes $0.7 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)
Includes $0.3 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes"), and certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at March 31, 2018 and December 31, 2017.

Interest Expense

During the three months ended March 31, 2018, the Company recognized $13.1 million of interest expense. During the Predecessor three months ended March 31, 2017, the Company recognized $19.3 million of interest expense, which is net of capitalized interest of $0.4 million.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $1.0 billion at December 31, 2017. On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million. The senior unsecured notes had an estimated fair value of approximately $496.2 million at March 31, 2018. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $235.6 million and $236.2 million at March 31, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $731.8 million and $1.3 billion at March 31, 2018 and December 31, 2017, respectively. The total carrying value of the Company's debt was $744.3 million and $1.3 billion at March 31, 2018 and December 31, 2017, respectively.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E") as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2018 and December 31, 2017, approximately $4.7 million and $3.3 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Minimum Lease Payments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2018 (one hotel), 2019 (24 hotels), 2022 (seven hotels), and thereafter (one hotel).

As of March 31, 2018, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2018	$80,231
2019	69,296
2020 (1)	—
2021 (1)	—
2022 (1)	—
Thereafter (1)	—
Total	$149,527

(1)
In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future minimum lease payments to the Company under the noncancelable operating leases will be determined.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Mergers, on March 24, 2016, an affiliate of InterContinental Hotels Group PLC ("IHG"), which was previously the hotel management company for three of the Company’s hotels (two of which were sold in 2006, and one of which was converted by the Company into a Wyndham brand and operation in 2013), notified the Company that the National Retirement Fund in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. The Company’s hotel management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension trust fund with respect to those hotels.

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of March 31, 2018, the Company maintained an accrual of approximately $5.1 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As discussed in Note 3, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' management agreements.

During the Predecessor comparative period, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, have a base management fee generally between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor three months ended March 31, 2017, the Company recognized management fee expense of approximately $7.2 million.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. For the Predecessor three months ended March 31, 2017, the Company recorded $1.0 million for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 3, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' franchise agreements.

During the Predecessor comparative periods, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the Predecessor three months ended March 31, 2017, the Company recognized franchise fee expense of approximately $0.3 million.

10.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of March 31, 2018, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. As of March 31, 2018, the joint venture had received $45.0 million in gross proceeds. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

Predecessor Period

Common Stock

In 2015, FelCor's Board of Directors authorized a share repurchase program to acquire up to $100.0 million of FelCor's shares of common stock, par value $0.01 per share (the "Common Stock"), through October 31, 2017. During the Predecessor three months ended March 31, 2017, FelCor did not repurchase and retire any of its shares of Common Stock.

Upon completion of the REIT Merger, each issued and outstanding share of Common Stock was converted into the right to receive 0.362 common shares of RLJ. Accordingly, for the Successor period, FelCor no longer has any issued, outstanding, or authorized shares of Common Stock.

Preferred Stock/Units

FelCor's Board of Directors authorized the issuance of up to 20 million shares of preferred stock in one or more series. FelCor's $1.95 Series A cumulative convertible preferred stock, par value $0.01 per share (the "Series A Preferred Stock") (units), had an annual cumulative dividend (distribution) that was payable in arrears equal to the greater of $1.95 per share (unit) or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock (units) into which the Series A Preferred Stock (units) is then convertible. Each share of Series A Preferred Stock (unit) was convertible at the holder's option to 0.7752 shares of Common Stock (units), subject to certain adjustments.

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

The following table summarizes the changes in the redeemable noncontrolling interests (or redeemable units) (in thousands):

Predecessor
For the three months ended March 31,
2017
Balance at beginning of the period	$4,888
Redemption value allocation	(81)
Distributions paid to unitholders	(38)
Net loss	(186)
Balance at end of the period	$4,583

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

Predecessor
For the three months ended March 31,
2017
Numerator:
Net loss attributable to Rangers	$(35,911)
Less: Preferred dividends	(6,279)
Less: Dividends paid on unvested restricted stock	(37)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(42,227)

Denominator:
Weighted-average number of common shares - basic	137,777,651
Weighted-average number of common shares - diluted	137,777,651

Basic and diluted loss per share:
Net loss	$(0.31)

FelCor LP Loss Per Common Unit

Predecessor
For the three months ended March 31,
2017
Numerator:
Net loss attributable to FelCor LP	$(36,097)
Less: Preferred distributions	(6,279)
Less: Distributions paid on FelCor unvested restricted stock	(37)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(42,413)

Denominator:
Weighted-average number of common units - basic	138,387,834
Weighted-average number of common units - diluted	138,387,834

Basic and diluted loss per unit:
Net loss	$(0.31)

13.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$13,025	$50,235
Restricted cash reserves	4,717	22,319
Cash, cash equivalents, and restricted cash reserves	$17,742	$72,554

Interest paid, net of capitalized interest	$18,188	$18,787

Income taxes (refund) paid	$(169)	$224

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$119,200	$—
Transaction costs	(2,576)	(812)
Proceeds from the sale of hotel properties, net	$116,624	$(812)

Supplemental non-cash transactions
Accrued capital expenditures	$3,508	$5,081

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
March 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$2,216,746	$—	$—	$(2,216,746)	$—
Investment in hotel properties, net	—	727,113	1,637,227	—	2,364,340
Intangible assets, net	—	48,199	69,040	—	117,239
Investment in unconsolidated joint ventures	16,778	—	—	—	16,778
Cash and cash equivalents	9,214	—	3,811	—	13,025
Restricted cash reserves	436	—	4,281	—	4,717
Related party rent receivable	—	14,915	31,839	—	46,754
Prepaid expense and other assets	2,384	1,746	5,019	—	9,149
Total assets	$2,245,558	$791,973	$1,751,217	$(2,216,746)	$2,572,002

Debt, net	$508,866	$—	$268,097	$(32,709)	$744,254
Accounts payable and other liabilities	10,903	14,572	16,861	—	42,336
Related party lease termination fee payable	—	1,536	7,707	—	9,243
Accrued interest	9,588	—	—	—	9,588
Distributions payable	—	—	126	—	126
Total liabilities	529,357	16,108	292,791	(32,709)	805,547

Partnership interests	1,716,201	775,865	1,408,172	(2,184,037)	1,716,201
Total FelCor LP partners' capital	1,716,201	775,865	1,408,172	(2,184,037)	1,716,201
Noncontrolling interests	—	—	5,824	—	5,824
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,716,201	775,865	1,458,426	(2,184,037)	1,766,455
Total liabilities and partners’ capital	$2,245,558	$791,973	$1,751,217	$(2,216,746)	$2,572,002

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Investment in hotel properties, net	$—	$856,541	$1,641,339	$—	$2,497,880
Intangible assets, net	—	48,846	69,324	—	118,170
Equity investment in consolidated entities	2,384,094	—	—	(2,384,094)	—
Investment in unconsolidated joint ventures	16,912	—	—	—	16,912
Cash and cash equivalents	9,202	—	5,526	—	14,728
Restricted cash reserves	436	—	2,867	—	3,303
Related party rent receivable	—	32,200	47,890	—	80,090
Prepaid expense and other assets	4,405	3,292	4,994	—	12,691
Total assets	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

Debt, net	$1,062,716	$—	$269,098	$(32,709)	$1,299,105
Accounts payable and other liabilities	20,018	13,605	20,568	—	54,191
Related party lease termination fee payable	—	—	7,707	—	7,707
Accrued interest	12,286	—	—	—	12,286
Distributions payable	—	—	126	—	126
Total liabilities	1,095,020	13,605	297,499	(32,709)	1,373,415

Partnership interests	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Total FelCor LP partners’ capital	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Noncontrolling interests	—	—	5,900	—	5,900
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,320,029	927,274	1,474,441	(2,351,385)	1,370,359
Total liabilities and partners’ capital	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Related party lease revenue	$—	$18,853	$34,697	$—	$53,550
Total revenue	—	18,853	34,697	—	53,550

Expense
Depreciation and amortization	114	8,752	11,846	—	20,712
Property tax, insurance and other	42	7,485	7,304	—	14,831
General and administrative	481	40	87	—	608
Transaction costs	1,509	8	11	—	1,528
Total operating expense	2,146	16,285	19,248	—	37,679
Operating income	(2,146)	2,568	15,449	—	15,871
Other income	8	—	—	—	8
Interest income	108	—	—	(78)	30
Interest expense	(10,587)	—	(2,638)	78	(13,147)
Gain on extinguishment of indebtedness	12,929	—	—	—	12,929
Income before equity in income from unconsolidated joint ventures	312	2,568	12,811	—	15,691
Equity in income from consolidated entities	5,723	—	—	(5,723)	—
Equity in income from unconsolidated joint ventures	116	—	—	—	116
Income from operations	6,151	2,568	12,811	(5,723)	15,807
Loss on sale of hotel properties	—	(9,399)	33	—	(9,366)
Net income and comprehensive income	6,151	(6,831)	12,844	(5,723)	6,441
Loss attributable to noncontrolling interests	—	—	76	—	76
Preferred distributions - consolidated joint venture	—	—	(366)	—	(366)
Net income and comprehensive income attributable to FelCor LP	$6,151	$(6,831)	$12,554	$(5,723)	$6,151

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$144,933	$—	$—	$144,933
Food and beverage revenue	—	32,074	—	—	32,074
Percentage lease revenue	—	—	38,044	(38,044)	—
Other revenue	4	11,032	61	—	11,097
Total revenue	4	188,039	38,105	(38,044)	188,104

Expense
Room expense	—	40,678	—	—	40,678
Food and beverage expense	—	26,222	—	—	26,222
Management and franchise fee expense	—	7,550	—	—	7,550
Other operating expense	—	54,388	—	—	54,388
Total property operating expense	—	128,838	—	—	128,838
Depreciation and amortization	115	10,858	16,865	—	27,838
Impairment loss	—	24,838	—	—	24,838
Property tax, insurance and other	40	46,693	6,000	(38,044)	14,689
General and administrative	—	3,630	3,310	—	6,940
Transaction costs	473	—	—	—	473
Total operating expense	628	214,857	26,175	(38,044)	203,616
Operating loss	(624)	(26,818)	11,930	—	(15,512)
Intercompany interest income (expense)	95	—	(95)	—	—
Interest income	18	15	—	—	33
Interest expense	(14,566)	—	(4,753)	—	(19,319)
Loss before equity in loss from unconsolidated joint ventures	(15,077)	(26,803)	7,082	—	(34,798)
Equity in loss from consolidated entities	(21,435)	—	—	21,435	—
Equity in loss from unconsolidated joint ventures	441	(560)	(11)	—	(130)
Loss before income tax expense	(36,071)	(27,363)	7,071	21,435	(34,928)
Income tax expense	(26)	(521)	—	—	(547)
Loss from operations	(36,097)	(27,884)	7,071	21,435	(35,475)
Loss on sale of hotel properties	—	(526)	(140)	—	(666)
Net loss and comprehensive loss	(36,097)	(28,410)	6,931	21,435	(36,141)
Loss attributable to noncontrolling interests in consolidated joint ventures	—	266	138	—	404
Preferred distributions - consolidated joint venture	—	—	(360)	—	(360)
Net loss and comprehensive loss attributable to FelCor LP	(36,097)	(28,144)	6,709	21,435	(36,097)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss attributable to FelCor LP common unitholders	$(42,376)	$(28,144)	$6,709	$21,435	$(42,376)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(24,317)	$31,603	$42,012	$—	$49,298
Investing activities:
Improvements and additions to hotel properties	—	(5,416)	(12,725)	—	(18,141)
Additions to property and equipment	(3)	—	—	—	(3)
Proceeds from the sale of hotel properties, net	—	116,591	33	—	116,624
Intercompany financing	171,272	—	—	(171,272)	—
Cash flows from investing activities	171,269	111,175	(12,692)	(171,272)	98,480
Financing activities:
Repayments of borrowings	(538,760)	—	(752)	—	(539,512)
Contributions from partners	598,033	—	—	—	598,033
Distributions to partners	(206,212)	—	—	—	(206,212)
Preferred distributions - consolidated joint venture	—	—	(366)	—	(366)
Payments of deferred financing costs	—	—	(10)	—	(10)
Intercompany financing	—	(142,778)	(28,494)	171,272	—
Cash flows from financing activities	(146,939)	(142,778)	(29,622)	171,272	(148,067)
Net change in cash, cash equivalents, and restricted cash reserves	13	—	(302)	—	(289)
Cash, cash equivalents, and restricted cash reserves, beginning of period	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$9,650	$—	$8,092	$—	$17,742

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(16,563)	$17,875	$24,652	$—	$25,964
Investing activities:
Improvements and additions to hotel properties	2	(5,719)	(13,745)	—	(19,462)
Net payments related to asset sales	(306)	(406)	(100)	—	(812)
Distributions from unconsolidated joint ventures in excess of earnings	490	—	—	—	490
Intercompany financing	37,025	—	—	(37,025)	—
Cash flows from investing activities	37,211	(6,125)	(13,845)	(37,025)	(19,784)
Financing activities:
Proceeds from borrowings	—	—	29,000	—	29,000
Repayments of borrowings	—	—	(13,717)	—	(13,717)
Contributions from noncontrolling interests	—	100	—	—	100
Distributions to preferred unitholders	(6,279)	—	—	—	(6,279)
Distributions to common unitholders	(8,326)	—	—	—	(8,326)
Intercompany financing	—	(12,403)	(24,622)	37,025	—
Other	(852)	—	(360)	—	(1,212)
Cash flows from financing activities	(15,457)	(12,303)	(9,699)	37,025	(434)
Net change in cash, cash equivalents, and restricted cash reserves	5,191	(553)	1,108	—	5,746
Cash, cash equivalents, and restricted cash reserves, beginning of period	13,532	45,574	7,702	—	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$18,723	$45,021	$8,810	$—	$72,554

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the combined Annual Report on Form 10-K for the year ended December 31, 2017 of Rangers Sub I, LLC ("Rangers") and FelCor Lodging Limited Partnership ("FelCor LP"), filed with the SEC on March 2, 2018 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, compact full-service hotels with these characteristics generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns.

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

As of March 31, 2018, we owned 34 hotel properties with approximately 10,240 rooms, located in 14 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 31 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 32 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 33 of its 34 hotel properties to subsidiaries of RLJ LP.

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the three months ended March 31, 2018, the following significant activities took place:

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

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

Key Indicators of Financial Performance

We use financial information to evaluate the amount of rental income we receive from the Lessees under our lease agreements. We earn a base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. Industry standard statistical information and comparative data, such as Average Daily Rate ("ADR"), occupancy, and RevPAR, are used to measure the operating performance of our hotel properties, including its impact on the amount of rental income recognized from base rent or percentage rent. We also use financial information to evaluate the significance of the property taxes, insurance, and other property-related costs at our hotel properties.

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
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring the operating performance at the individual hotel property level and across our entire business. We evaluate the individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2017.

Results of Operations

At March 31, 2018 and 2017, we owned 34 and 39 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2018 and 2017.  The non-comparable hotel properties include five dispositions that were completed between January 1, 2017 and March 31, 2018.

As discussed in Note 3 to our accompanying consolidated financial statements, Merger with RLJ, RLJ elected to apply pushdown accounting to the Company's consolidated financial statements. Accordingly, the Company's consolidated financial statements for the periods before and after August 31, 2017 (the "Acquisition Date") reflect different bases of accounting, and the results of operations for those periods are not comparable. As a result, the results of operations are separated into two distinct periods; the periods prior to the Acquisition Date are identified as "Predecessor", and the periods after the Acquisition Date are identified as "Successor". Additionally, immediately after the consummation of the Mergers, the Company distributed the equity interests in FelCor TRS to RLJ LP. As a result of the distribution of FelCor TRS, the Lessees' lease payments are no longer eliminated in consolidation.

Comparison of the three months ended March 31, 2018 to the Predecessor three months ended March 31, 2017

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2018	2017	$ Change	% Change
Revenue
Operating revenue
Room revenue	$—	$144,933	$(144,933)	(100.0)%
Food and beverage revenue	—	32,074	(32,074)	(100.0)%
Related party lease revenue	53,550	—	53,550	100.0%
Other revenue	—	11,097	(11,097)	(100.0)%
Total revenue	$53,550	$188,104	$(134,554)	(71.5)%
Expense
Operating expense
Room expense	$—	$40,678	$(40,678)	(100.0)%
Food and beverage expense	—	26,222	(26,222)	(100.0)%
Management and franchise fee expense	—	7,550	(7,550)	(100.0)%
Other operating expense	—	54,388	(54,388)	(100.0)%
Total property operating expense	—	128,838	(128,838)	(100.0)%
Depreciation and amortization	20,712	27,838	(7,126)	(25.6)%
Impairment loss	—	24,838	(24,838)	(100.0)%
Property tax, insurance and other	14,831	14,689	142	1.0%
General and administrative	608	6,940	(6,332)	(91.2)%
Transaction costs	1,528	473	1,055	—%
Total operating expense	37,679	203,616	(165,937)	(81.5)%
Operating income (loss)	15,871	(15,512)	31,383	—%
Other income	8	—	8	100.0%
Interest income	30	33	(3)	(9.1)%
Interest expense	(13,147)	(19,319)	6,172	(31.9)%
Gain on extinguishment of indebtedness	12,929	—	12,929	100.0%
Income (loss) before equity in income (loss) from unconsolidated joint ventures	15,691	(34,798)	50,489	—%
Equity in income (loss) from unconsolidated joint ventures	116	(130)	246	—%
Income (loss) before income tax expense	15,807	(34,928)	50,735	—%
Income tax expense	—	(547)	547	(100.0)%
Income (loss) from operations	15,807	(35,475)	51,282	—%
Loss on sale of hotel properties	(9,366)	(666)	(8,700)	—%
Net income (loss) and comprehensive income (loss)	6,441	(36,141)	42,582	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	76	404	(328)	(81.2)%
Noncontrolling interest in FelCor LP	(62)	186	(248)	—%
Preferred distributions - consolidated joint venture	(366)	(360)	(6)	1.7%
Net income (loss) and comprehensive income (loss) attributable to Rangers	6,089	(35,911)	42,000	—%
Preferred dividends	—	(6,279)	6,279	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$6,089	$(42,190)	$48,279	—%

Revenue

Total revenue for the three months ended March 31, 2018 decreased $134.6 million, or 71.5%, to $53.5 million from $188.1 million for the Predecessor three months ended March 31, 2017. The decrease was a result of a $144.9 million decrease in room revenue, a $32.1 million decrease in food and beverage revenue, and an $11.1 million decrease in other revenue, partially offset by a $53.5 million increase in related party lease revenue.

Room Revenue

Room revenue for the three months ended March 31, 2018 decreased $144.9 million, or 100.0%, from the Predecessor three months ended March 31, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Food and Beverage Revenue

Food and beverage revenue for the three months ended March 31, 2018 decreased $32.1 million, or 100.0%, from the Predecessor three months ended March 31, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Related Party Lease Revenue

The Company recognized approximately $53.5 million of related party lease revenue during the three months ended March 31, 2018. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the three months ended March 31, 2018 decreased $11.1 million, or 100.0%, from the Predecessor three months ended March 31, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Property Operating Expense

Property operating expense for the three months ended March 31, 2018 decreased $128.8 million, or 100.0%, from the Predecessor three months ended March 31, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 decreased $7.1 million, or 25.6%, to $20.7 million from $27.8 million for the Predecessor three months ended March 31, 2017. The decrease was primarily the result of a $4.0 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $3.1 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Impairment Loss

During the Predecessor three months ended March 31, 2017, the Company recognized an impairment loss of $24.8 million on one hotel property. The impairment charge was based on both third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations.

General and Administrative

General and administrative expense for the three months ended March 31, 2018 decreased $6.3 million, or 91.2%, to $0.6 million from $6.9 million for the Predecessor three months ended March 31, 2017.  The decrease in general and administrative expense was primarily due to a decrease in compensation expense that was a result of the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ, and a decrease in other general and administrative expenses.

Transaction Costs

Transaction costs increased $1.1 million to $1.5 million during the three months ended March 31, 2018 from $0.5 million during the Predecessor three months ended March 31, 2017. The increase in transaction costs was attributable to approximately $1.4 million in integration costs that were incurred by the Company related to the merger with RLJ.

Interest Expense

Interest expense for the three months ended March 31, 2018 decreased $6.2 million, or 31.9%, to $13.1 million from $19.3 million for the Predecessor three months ended March 31, 2017.  The decrease in interest expense was primarily due to a lower average debt balance during the three months ended March 31, 2018 as a result of principal payments and the early redemption of the senior secured notes on March 9, 2018. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Gain on Extinguishment of Indebtedness

During the three months ended March 31, 2018, the Company recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes in March 2018.

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

Sources and Uses of Cash

As of March 31, 2018, we had $17.7 million of cash, cash equivalents and restricted cash reserves as compared to $18.0 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $49.3 million for the three months ended March 31, 2018. The net cash flow provided by operating activities totaled $26.0 million for the Predecessor three months ended March 31, 2017.

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

Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2018 and the Predecessor three months ended March 31, 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $98.5 million for the three months ended March 31, 2018 primarily due to $116.6 million of net cash proceeds from the sale of two hotel properties, partially offset by $18.1 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $19.8 million for the Predecessor three months ended March 31, 2017 primarily due to $19.5 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $148.1 million for the three months ended March 31, 2018 primarily due to a payment of approximately $539.0 million to early redeem the senior secured notes and $206.2 million in distributions to members. The net cash flow used in financing activities was partially offset by $598.0 million in contributions from members.

The net cash flow used in financing activities totaled $0.4 million for the Predecessor three months ended March 31, 2017 primarily due to $14.6 million in distributions to common and preferred stockholders, $13.7 million in repayments on debt borrowings, and $0.8 million paid to repurchase common shares to satisfy employee withholding requirements. The net cash flow used in financing activities was partially offset by $29.0 million in additional debt borrowings.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2018, approximately $1.8 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.4 million of non-recourse mortgage debt, of which our pro rata portion was $10.7 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2018, we had approximately $85.0 million of total variable rate debt outstanding (or 12.0% of total indebtedness) with a weighted-average interest rate of 4.88% per annum. If market interest rates on our variable rate debt outstanding as of March 31, 2018 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$1,973	$3,106	$3,245	$3,432	$134,919	$475,000	$621,675
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	6.00%	5.75%
Variable rate debt (1) (2)	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted-average interest rate (3)	4.88%	—%	—%	—%	—%	—%	4.88%
Total	$86,973	$3,106	$3,245	$3,432	$134,919	$475,000	$706,675

(1)	Excludes $37.7 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

(2)	Excludes $0.2 million of net deferred financing costs on the mortgage loan.

(3)	The weighted-average interest rate considers the implied forward rates in the yield curve at March 31, 2018.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2018, the estimated fair value of our fixed rate debt was $647.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $34.4 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings

The nature of the operations of our hotel properties exposes our hotel properties and the Company to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business and the pension trust litigation matter noted in Note 9, Commitments and Contingencies, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

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

RANGERS SUB I, LLC

Dated: May 10, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: May 10, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: May 10, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: May 10, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)