Form 10-Q
period 2018-06-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2018-08-09
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of August 9, 2018, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of August 9, 2018, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, LP, owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended June 30, 2018 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,273,998	$2,497,880
Investment in unconsolidated joint ventures	16,825	16,912
Cash and cash equivalents	11,155	14,728
Restricted cash reserves	4,957	3,303
Related party rent receivable	51,308	80,090
Intangible assets, net	116,308	118,170
Prepaid expense and other assets	6,679	12,691
Assets of hotel properties held for sale, net	88,168	—
Total assets	$2,569,398	$2,743,774

Liabilities and Equity
Debt, net	$742,094	$1,299,105
Accounts payable and other liabilities	44,445	54,191
Related party lease termination fee payable	9,243	7,707
Accrued interest	2,463	12,286
Distributions payable	122	126
Total liabilities	798,367	1,373,415

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,676,815	1,302,739
Retained earnings	26,712	4,090
Total member's equity	1,703,527	1,306,829
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	5,866	5,900
Noncontrolling interest in FelCor LP	17,208	13,200
Total noncontrolling interest	23,074	19,100
Preferred equity in a consolidated joint venture, liquidation value of $45,487 and $45,430 at June 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	1,771,031	1,370,359
Total liabilities and equity	$2,569,398	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2018	2017	2018	2017
Revenue
Operating revenue
Room revenue	$—	$168,772	$—	$313,705
Food and beverage revenue	—	37,921	—	69,995
Related party lease revenue	60,650	—	114,200	—
Other revenue	—	13,747	—	24,844
Total revenue	$60,650	$220,440	$114,200	$408,544
Expense
Operating expense
Room expense	$—	$43,483	$—	$84,161
Food and beverage expense	—	28,281	—	54,503
Management and franchise fee expense	—	7,726	—	15,276
Other operating expense	—	56,167	—	110,555
Total property operating expense	—	135,657	—	264,495
Depreciation and amortization	20,492	27,528	41,204	55,366
Impairment loss	—	10,271	—	35,109
Property tax, insurance and other	14,056	16,942	28,887	31,631
General and administrative	551	6,281	1,159	13,221
Transaction costs	647	5,843	2,175	6,316
Total operating expense	35,746	202,522	73,425	406,138
Operating income	24,904	17,918	40,775	2,406
Other income	102	100	110	100
Interest income	53	47	83	80
Interest expense	(8,608)	(19,463)	(21,755)	(38,782)
Gain on extinguishment of indebtedness	7	—	12,936	—
Income (loss) before equity in income from unconsolidated joint ventures	16,458	(1,398)	32,149	(36,196)
Equity in income from unconsolidated joint ventures	611	648	727	518
Income (loss) before income tax expense	17,069	(750)	32,876	(35,678)
Income tax expense	—	(503)	—	(1,050)
Income (loss) from operations	17,069	(1,253)	32,876	(36,728)
Gain (loss) on sale of hotel properties	42	(207)	(9,324)	(873)
Net income (loss) and comprehensive income (loss)	17,111	(1,460)	23,552	(37,601)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(42)	33	34	437
Noncontrolling interest in FelCor LP	(167)	35	(229)	221
Preferred distributions - consolidated joint venture	(369)	(367)	(735)	(727)
Net income (loss) and comprehensive income (loss) attributable to Rangers	16,533	(1,759)	22,622	(37,670)

Preferred dividends	—	(6,279)	—	(12,558)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$16,533	$(8,038)	$22,622	$(50,228)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders		$(0.06)		$(0.36)
Weighted-average number of common shares		137,865,843		137,819,786

Dividends declared per common share		$0.06		$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Successor - Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	22,622	229	(34)	735	23,552
Contributions	635,365	—	6,418	—	—	641,783
Distributions	(261,289)	—	(2,639)	—	—	(263,928)
Preferred distributions - consolidated joint venture	—	—	—	—	(735)	(735)
Successor - Balance at June 30, 2018	$1,676,815	$26,712	$17,208	$5,866	$44,430	$1,771,031

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	(37,670)	(437)	727	(37,380)
Issuance of stock awards	—	—	541,639	5	180	—	—	—	185
Amortization of share-based compensation	—	—	—	—	3,178	—	—	—	3,178
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(119,980)	(1)	—	(880)	—	—	(881)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	193	—	—	—	193
Contribution from the noncontrolling interests	—	—	—	—	—	—	299	—	299
Distributions on Series A preferred shares	—	—	—	—	—	(12,558)	—	—	(12,558)
Distributions on common shares and units	—	—	—	—	—	(16,662)	—	—	(16,662)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(727)	(727)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	648	648
Predecessor - Balance at June 30, 2017	12,879,475	$309,337	138,411,756	$1,384	$2,580,539	$(2,774,178)	$7,365	$44,431	$168,878

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	For the six months ended June 30,	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$23,552	$(37,601)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss on sale of hotel properties and other assets, net	9,324	773
Depreciation and amortization	41,204	55,366
Amortization of deferred financing costs	144	2,100
Other amortization	(2,142)	—
Equity in income from unconsolidated joint ventures	(727)	(518)
Distributions of income from unconsolidated joint ventures	814	333
Amortization of fixed stock and directors' compensation	—	2,988
Gain on extinguishment of indebtedness	(12,936)	—
Impairment loss	—	35,109
Changes in assets and liabilities:
Related party rent receivable	28,782	—
Hotel and other receivables, net	—	(8,983)
Prepaid expense and other assets	5,653	329
Accounts payable and other liabilities	(7,119)	11,791
Advance deposits and deferred revenue	—	5,864
Accrued interest	(9,823)	(302)
Net cash flow provided by operating activities	76,726	67,249
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	116,550	(1,296)
Improvements and additions to hotel properties	(33,793)	(41,921)
Additions to property and equipment	(4)	—
Distributions from unconsolidated joint ventures in excess of earnings	—	840
Net cash flow provided by (used in) investing activities	82,753	(42,377)
Cash flows from financing activities
Proceeds from borrowings	—	51,000
Repayments of borrowings	(540,304)	(30,419)
Repurchase of common shares to satisfy employee withholding requirements	—	(881)
Contributions from members	641,783	—
Distributions to members	(262,128)	—
Distributions on preferred shares	—	(12,558)
Distributions on common shares	—	(16,631)
Distributions on Operating Partnership units	—	(74)
Payments of deferred financing costs	(10)	—
Contributions from noncontrolling interests	—	299
Preferred distributions - consolidated joint venture	(739)	(729)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	648
Net cash flow used in financing activities	(161,398)	(9,345)
Net change in cash, cash equivalents, and restricted cash reserves	(1,919)	15,527
Cash, cash equivalents, and restricted cash reserves, beginning of year	18,031	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$16,112	$82,335

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,273,998	$2,497,880
Investment in unconsolidated joint ventures	16,825	16,912
Cash and cash equivalents	11,155	14,728
Restricted cash reserves	4,957	3,303
Related party rent receivable	51,308	80,090
Intangible assets, net	116,308	118,170
Prepaid expense and other assets	6,679	12,691
Assets of hotel properties held for sale, net	88,168	—
Total assets	$2,569,398	$2,743,774

Liabilities and Partners' Capital
Debt, net	$742,094	$1,299,105
Accounts payable and other liabilities	44,445	54,191
Related party lease termination fee payable	9,243	7,707
Accrued interest	2,463	12,286
Distributions payable	122	126
Total liabilities	798,367	1,373,415

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,693,753	1,315,898
Retained earnings	26,982	4,131
Total partners’ capital, excluding noncontrolling interest	1,720,735	1,320,029
Noncontrolling interest in consolidated joint ventures	5,866	5,900
Preferred capital in a consolidated joint venture, liquidation value of $45,487 and $45,430 at June 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total partners' capital	1,771,031	1,370,359
Total liabilities and partners' capital	$2,569,398	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2018	2017	2018	2017
Revenue
Operating revenue
Room revenue	$—	$168,772	$—	$313,705
Food and beverage revenue	—	37,921	—	69,995
Related party lease revenue	60,650	—	114,200	—
Other revenue	—	13,747	—	24,844
Total revenue	$60,650	$220,440	$114,200	$408,544
Expense
Operating expense
Room expense	$—	$43,483	$—	$84,161
Food and beverage expense	—	28,281	—	54,503
Management and franchise fee expense	—	7,726	—	15,276
Other operating expense	—	56,167	—	110,555
Total property operating expense	—	135,657	—	264,495
Depreciation and amortization	20,492	27,528	41,204	55,366
Impairment loss	—	10,271	—	35,109
Property tax, insurance and other	14,056	16,942	28,887	31,631
General and administrative	551	6,281	1,159	13,221
Transaction costs	647	5,843	2,175	6,316
Total operating expense	35,746	202,522	73,425	406,138
Operating income	24,904	17,918	40,775	2,406
Other income	102	100	110	100
Interest income	53	47	83	80
Interest expense	(8,608)	(19,463)	(21,755)	(38,782)
Gain on extinguishment of indebtedness	7	—	12,936	—
Income (loss) before equity in income from unconsolidated joint ventures	16,458	(1,398)	32,149	(36,196)
Equity in income from unconsolidated joint ventures	611	648	727	518
Income (loss) before income tax expense	17,069	(750)	32,876	(35,678)
Income tax expense	—	(503)	—	(1,050)
Income (loss) from operations	17,069	(1,253)	32,876	(36,728)
Gain (loss) on sale of hotel properties	42	(207)	(9,324)	(873)
Net income (loss) and comprehensive income (loss)	17,111	(1,460)	23,552	(37,601)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(42)	33	34	437
Preferred distributions - consolidated joint venture	(369)	(367)	(735)	(727)

Net income (loss) and comprehensive income (loss) attributable to FelCor LP	16,700	(1,794)	22,851	(37,891)
Preferred distributions	—	(6,279)	—	(12,558)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$16,700	$(8,073)	$22,851	$(50,449)

Basic and diluted per common unit data:
Net loss per unit attributable to common unitholders		$(0.06)		$(0.36)
Weighted-average number of common units		138,476,026		138,429,969

Distributions declared per common unit		$0.06		$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Successor - Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	22,851	(34)	735	23,552
Contributions	641,783	—	—	—	641,783
Distributions	(263,928)	—	—	—	(263,928)
Preferred distributions - consolidated joint venture	—	—	—	(735)	(735)
Successor - Balance at June 30, 2018	$1,693,753	$26,982	$5,866	$44,430	$1,771,031

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	(37,891)	(437)	727	(37,601)
Issuance of FelCor restricted stock	—	185	—	—	185
Amortization of FelCor share-based compensation	—	3,178	—	—	3,178
Shares acquired to satisfy minimum required federal and state tax withholding on vesting FelCor restricted stock	—	(881)	—	—	(881)
Allocation to the redeemable units in the Operating Partnership	—	488	—	—	488
Contribution from the noncontrolling interests	—	—	299	—	299
Distributions on preferred units	—	(12,558)	—	—	(12,558)
Distributions on common units	—	(16,736)	—	—	(16,736)
Preferred distributions - consolidated joint venture	—	—	—	(727)	(727)
Issuance of preferred capital in a consolidated joint venture	—	—	—	648	648
Predecessor - Balance at June 30, 2017	$309,337	$(192,255)	$7,365	$44,431	$168,878

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor	Predecessor
	For the six months ended June 30,	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$23,552	$(37,601)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss on sale of hotel properties and other assets, net	9,324	773
Depreciation and amortization	41,204	55,366
Amortization of deferred financing costs	144	2,100
Other amortization	(2,142)	—
Equity in income from unconsolidated joint ventures	(727)	(518)
Distributions of income from unconsolidated joint ventures	814	333
Amortization of fixed stock and directors' compensation	—	2,988
Gain on extinguishment of indebtedness	(12,936)	—
Impairment loss	—	35,109
Changes in assets and liabilities:
Related party rent receivable	28,782	—
Hotel and other receivables, net	—	(8,983)
Prepaid expense and other assets	5,653	329
Accounts payable and other liabilities	(7,119)	11,791
Advance deposits and deferred revenue	—	5,864
Accrued interest	(9,823)	(302)
Net cash flow provided by operating activities	76,726	67,249
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	116,550	(1,296)
Improvements and additions to hotel properties	(33,793)	(41,921)
Additions to property and equipment	(4)	—
Distributions from unconsolidated joint ventures in excess of earnings	—	840
Net cash flow provided by (used in) investing activities	82,753	(42,377)
Cash flows from financing activities
Proceeds from borrowings	—	51,000
Repayments of borrowings	(540,304)	(30,419)
Repurchase of FelCor common shares to satisfy employee withholding requirements	—	(881)
Contributions from partners	641,783	—
Distributions to partners	(262,128)	—
Distributions to preferred unitholders	—	(12,558)
Distributions to common unitholders	—	(16,631)
Distributions to FelCor LP limited partners	—	(74)
Payments of deferred financing costs	(10)	—
Contributions from noncontrolling interests	—	299
Preferred distributions - consolidated joint venture	(739)	(729)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	648
Net cash flow used in financing activities	(161,398)	(9,345)
Net change in cash, cash equivalents, and restricted cash reserves	(1,919)	15,527
Cash, cash equivalents, and restricted cash reserves, beginning of year	18,031	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$16,112	$82,335

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

As of June 30, 2018, the Company owned 34 hotel properties with approximately 10,240 rooms, located in 14 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 31 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 32 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 33 of its 34 hotel properties to subsidiaries of RLJ LP.

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

For the three and six months ended June 30, 2017, respectively, the following reclassifications were made to the consolidated statements of operations and comprehensive income (loss):

•	Approximately $168.8 million and $313.7 million, respectively, was reclassified from hotel operating revenue to room revenue.

•	Approximately $37.9 million and $70.0 million, respectively, was reclassified from hotel operating revenue to food and beverage revenue.

•	Approximately $12.4 million and $23.1 million, respectively, was reclassified from hotel operating revenue to other revenue.

•	Approximately $43.5 million and $84.2 million, respectively, was reclassified from hotel departmental expenses to room expense.

•	Approximately $28.3 million and $54.5 million, respectively, was reclassified from hotel departmental expenses to food and beverage expense.

•	Approximately $3.9 million and $7.5 million, respectively, was reclassified from hotel departmental expenses to other operating expense.

•	Approximately $1.5 million and $2.3 million, respectively, was reclassified from other expenses to property tax, insurance and other.

•	Approximately $5.8 million and $6.3 million, respectively, was reclassified from other expenses to transaction costs.

•	Approximately $47,000 and $80,000, respectively, was reclassified from interest expense, net to interest income.

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

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider the "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. The Company does not depreciate assets so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

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

For the three and six months ended June 30, 2018, the Company recognized approximately $0.3 million and $1.7 million of integration costs, respectively. For the Predecessor three and six months ended June 30, 2017, the Company recognized approximately $5.8 million and $6.3 million of transaction costs, respectively. The transaction costs primarily related to financial advisory, legal, accounting, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs noted above were expensed to transaction costs in the consolidated statements of operations and comprehensive income (loss).

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$556,336	$597,451
Buildings and improvements	1,659,512	1,801,302
Furniture, fixtures and equipment	122,886	126,590
	2,338,734	2,525,343
Accumulated depreciation	(64,736)	(27,463)
Investment in hotel properties, net	$2,273,998	$2,497,880

For the three and six months ended June 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $20.3 million and $40.9 million, respectively. For the Predecessor three and six months ended June 30, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $27.4 million and $55.1 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for the six months ended June 30, 2018.

During the Predecessor six months ended June 30, 2017, the Company recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, the Company recorded a $24.8 million impairment loss on one hotel property based on third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). In June 2017, two hotel properties, including the hotel property that was previously impaired in March 2017, were classified as held for sale on the consolidated balance sheet. The basis for these hotel properties had previously been written down to the respective fair values of the hotel properties based on third-party offers to purchase the hotel properties and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy). The Company recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell.

Held for Sale

In May 2018, the Company entered into a purchase and sale agreement to sell the Embassy Suites Napa Valley for $102.0 million. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net in the accompanying consolidated balance sheet. The transaction closed on July 13, 2018.

The following table is a summary of the major classes of assets held for sale (in thousands):

June 30, 2018
Land and improvements	$24,356
Buildings and improvements	62,141
Furniture, fixtures and equipment	1,671
Total assets of hotel properties held for sale, net	88,168

5.              Investment in Unconsolidated Joint Ventures

As of June 30, 2018 and December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2018 and December 31, 2017, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2018	December 31, 2017
Equity basis of the joint venture investments	$(4,260)	$(4,733)
Cost of the joint venture investments in excess of the joint venture book value	21,085	21,645
Investment in unconsolidated joint ventures	$16,825	$16,912

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2018	2017	2018	2017
Unconsolidated joint ventures net income attributable to the Company	$891	$744	$1,287	$711
Depreciation of cost in excess of book value	(280)	(96)	(560)	(193)
Equity in income from unconsolidated joint ventures	$611	$648	$727	$518

6.            Sale of Hotel Properties

During the six months ended June 30, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In conjunction with these transactions, the Company recorded a $9.4 million loss on sale, which is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale included approximately $1.5 million in lease termination fees as a result of early terminating the TRS Leases with the lessees at both hotel properties.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

On July 13, 2018, the Company sold the Embassy Suites Napa Valley for $102.0 million.

During the Predecessor six months ended June 30, 2017, the Company did not sell any hotel properties.

7.              Debt

The Company's debt consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at June 30, 2018	Maturity Date	June 30, 2018	December 31, 2017
Senior secured notes (1)(2)(3)	9	—	—	$—	$552,669
Senior unsecured notes (1)(2)(4)	—	6.00%	June 2025	507,685	510,047
PNC Bank/Wells Fargo (5)	4	4.95%	October 2022	119,378	120,893
Prudential (6)	1	4.94%	October 2022	29,944	30,323
Scotiabank (1) (7)	1	LIBOR + 3.00%	November 2018	85,184	85,404
	15			742,191	1,299,336
Deferred financing costs, net				(97)	(231)
Debt, net				$742,094	$1,299,105

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $32.7 million and $35.1 million at June 30, 2018 and December 31, 2017, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

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

(5)
Includes $2.7 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)
Includes $0.7 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)
Includes $0.2 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes"), and certain mortgage agreements are subject to customary financial covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

Interest Expense

During the three and six months ended June 30, 2018, the Company recognized $8.6 million and $21.8 million of interest expense, respectively. During the Predecessor three and six months ended June 30, 2017, the Company recognized $19.5 million of interest expense, which is net of capitalized interest of $0.4 million, and $38.8 million of interest expense, which is net of capitalized interest of $0.8 million, respectively.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $1.0 billion at December 31, 2017. On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million. The senior unsecured notes had an estimated fair value of approximately $492.2 million at June 30, 2018. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $233.7 million and $236.2 million at June 30, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $725.8 million and $1.3 billion at June 30, 2018 and December 31, 2017, respectively. The total carrying value of the Company's debt was $742.1 million and $1.3 billion at June 30, 2018 and December 31, 2017, respectively.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2018 and December 31, 2017, approximately $5.0 million and $3.3 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Minimum Lease Payments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2018 (one hotel), 2019 (23 hotels), 2022 (seven hotels), and thereafter (one hotel).

As of June 30, 2018, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2018	$38,650
2019	66,220
2020 (1)	—
2021 (1)	—
2022 (1)	—
Thereafter (1)	—
Total	$104,870

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of June 30, 2018, the Company maintained an accrual of approximately $4.8 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

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

During the Predecessor comparative period, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, have a base management fee generally between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor three and six months ended June 30, 2017, the Company recognized management fee expense of approximately $7.4 million and $14.6 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. For the Predecessor three and six months ended June 30, 2017, the Company recorded $1.4 million and $2.4 million, respectively, for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 3, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' franchise agreements.

During the Predecessor comparative periods, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the Predecessor three and six months ended June 30, 2017, the Company recognized franchise fee expense of approximately $0.3 million and $0.6 million, respectively.

10.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of June 30, 2018, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. As of June 30, 2018, the joint venture had received $45.0 million in gross proceeds. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

Predecessor Period

Common Stock

In 2015, FelCor's Board of Directors authorized a share repurchase program to acquire up to $100.0 million of FelCor's shares of common stock, par value $0.01 per share (the "Common Stock"), through October 31, 2017. During the Predecessor six months ended June 30, 2017, FelCor did not repurchase and retire any of its shares of Common Stock.

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

The following table summarizes the changes in the redeemable noncontrolling interests (or redeemable units) (in thousands):

Predecessor
For the six months ended June 30,
2017
Balance at beginning of the period	$4,888
Redemption value allocation	(193)
Distributions paid to unitholders	(74)
Net loss	(221)
Balance at end of the period	$4,400

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

	Predecessor
	For the three months ended June 30,	For the six months ended June 30,
	2017	2017
Numerator:
Net loss attributable to Rangers	$(1,759)	$(37,670)
Less: Preferred dividends	(6,279)	(12,558)
Less: Dividends paid on unvested restricted stock	(36)	(73)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(8,074)	$(50,301)

Denominator:
Weighted-average number of common shares - basic	137,865,843	137,819,786
Weighted-average number of common shares - diluted	137,865,843	137,819,786

Basic and diluted loss per share:
Net loss	$(0.06)	$(0.36)

FelCor LP Loss Per Common Unit

	Predecessor
	For the three months ended June 30,	For the six months ended June 30,
	2017	2017
Numerator:
Net loss attributable to FelCor LP	$(1,794)	$(37,891)
Less: Preferred distributions	(6,279)	(12,558)
Less: Distributions paid on FelCor unvested restricted stock	(36)	(73)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(8,109)	$(50,522)

Denominator:
Weighted-average number of common units - basic	138,476,026	138,429,969
Weighted-average number of common units - diluted	138,476,026	138,429,969

Basic and diluted loss per unit:
Net loss	$(0.06)	$(0.36)

13.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor	Predecessor
	For the six months ended June 30,	For the six months ended June 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$11,155	$58,135
Restricted cash reserves	4,957	24,200
Cash, cash equivalents, and restricted cash reserves	$16,112	$82,335

Interest paid, net of capitalized interest	$35,340	$36,984

Income taxes (refund) paid	$(262)	$1,105

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$119,200	$—
Transaction costs	(2,650)	(1,296)
Proceeds from the sale of hotel properties, net	$116,550	$(1,296)

Supplemental non-cash transactions
Accrued capital expenditures	$6,010	$5,711

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
June 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$2,209,305	$—	$—	$(2,209,305)	$—
Investment in hotel properties, net	—	725,334	1,548,664	—	2,273,998
Investment in unconsolidated joint ventures	16,825	—	—	—	16,825
Cash and cash equivalents	9,611	—	1,544	—	11,155
Restricted cash reserves	436	—	4,521	—	4,957
Related party rent receivable	—	18,559	32,749	—	51,308
Intangible assets, net	—	47,553	68,755	—	116,308
Prepaid expense and other assets	2,367	692	3,620	—	6,679
Assets of hotel properties held for sale, net	—	—	88,168	—	88,168
Total assets	$2,238,544	$792,138	$1,748,021	$(2,209,305)	$2,569,398

Debt, net	$507,685	$—	$267,118	$(32,709)	$742,094
Accounts payable and other liabilities	7,661	16,122	20,662	—	44,445
Related party lease termination fee payable	—	1,536	7,707	—	9,243
Accrued interest	2,463	—	—	—	2,463
Distributions payable	—	—	122	—	122
Total liabilities	517,809	17,658	295,609	(32,709)	798,367

Partnership interests	1,720,735	774,480	1,402,116	(2,176,596)	1,720,735
Total partners' capital, excluding noncontrolling interest	1,720,735	774,480	1,402,116	(2,176,596)	1,720,735
Noncontrolling interest in consolidated joint ventures	—	—	5,866	—	5,866
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,720,735	774,480	1,452,412	(2,176,596)	1,771,031
Total liabilities and partners’ capital	$2,238,544	$792,138	$1,748,021	$(2,209,305)	$2,569,398

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$2,384,094	$—	$—	$(2,384,094)	$—
Investment in hotel properties, net	—	856,541	1,641,339	—	2,497,880
Investment in unconsolidated joint ventures	16,912	—	—	—	16,912
Cash and cash equivalents	9,202	—	5,526	—	14,728
Restricted cash reserves	436	—	2,867	—	3,303
Related party rent receivable	—	32,200	47,890	—	80,090
Intangible assets, net	—	48,846	69,324	—	118,170
Prepaid expense and other assets	4,405	3,292	4,994	—	12,691
Total assets	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

Debt, net	$1,062,716	$—	$269,098	$(32,709)	$1,299,105
Accounts payable and other liabilities	20,018	13,605	20,568	—	54,191
Related party lease termination fee payable	—	—	7,707	—	7,707
Accrued interest	12,286	—	—	—	12,286
Distributions payable	—	—	126	—	126
Total liabilities	1,095,020	13,605	297,499	(32,709)	1,373,415

Partnership interests	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Total partners' capital, excluding noncontrolling interest	1,320,029	927,274	1,424,111	(2,351,385)	1,320,029
Noncontrolling interest in consolidated joint ventures	—	—	5,900	—	5,900
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,320,029	927,274	1,474,441	(2,351,385)	1,370,359
Total liabilities and partners’ capital	$2,415,049	$940,879	$1,771,940	$(2,384,094)	$2,743,774

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended June 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Related party lease revenue	$—	$23,833	$36,817	$—	$60,650
Total revenue	—	23,833	36,817	—	60,650

Expense
Depreciation and amortization	114	8,361	12,017	—	20,492
Property tax, insurance and other	61	7,228	6,767	—	14,056
General and administrative	492	15	44	—	551
Transaction costs	474	92	81	—	647
Total operating expense	1,141	15,696	18,909	—	35,746
Operating income	(1,141)	8,137	17,908	—	24,904
Other income	2	—	100	—	102
Interest income	131	—	—	(78)	53
Interest expense	(5,944)	—	(2,742)	78	(8,608)
Gain on extinguishment of indebtedness	7	—	—	—	7
Income before equity in income from unconsolidated joint ventures	(6,945)	8,137	15,266	—	16,458
Equity in income from consolidated entities	23,034	—	—	(23,034)	—
Equity in income from unconsolidated joint ventures	611	—	—	—	611
Income from operations	16,700	8,137	15,266	(23,034)	17,069
Gain on sale of hotel properties	—	(17)	59	—	42
Net income and comprehensive income	16,700	8,120	15,325	(23,034)	17,111
Noncontrolling interest in consolidated joint ventures	—	—	(42)	—	(42)
Preferred distributions - consolidated joint venture	—	—	(369)	—	(369)
Net income and comprehensive income attributable to FelCor LP	$16,700	$8,120	$14,914	$(23,034)	$16,700

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$168,772	$—	$—	$168,772
Food and beverage revenue	—	37,921	—	—	37,921
Related party lease revenue	—	—	46,486	(46,486)	—
Other revenue	36	13,569	142	—	13,747
Total revenue	36	220,262	46,628	(46,486)	220,440

Expense
Room expense	—	43,483	—	—	43,483
Food and beverage expense	—	28,281	—	—	28,281
Management and franchise fee expense	—	7,726	—	—	7,726
Other operating expense	—	56,167	—	—	56,167
Total property operating expense	—	135,657	—	—	135,657
Depreciation and amortization	116	10,712	16,700	—	27,528
Impairment loss	—	10,271	—	—	10,271
Property tax, insurance and other	67	57,042	6,319	(46,486)	16,942
General and administrative	—	3,396	2,885	—	6,281
Transaction costs	5,843	—	—	—	5,843
Total operating expense	6,026	217,078	25,904	(46,486)	202,522
Operating income	(5,990)	3,184	20,724	—	17,918
Other income	—	—	100	—	100
Intercompany interest income (expense)	90	—	(90)	—	—
Interest income	24	23	—	—	47
Interest expense	(14,519)	—	(4,944)	—	(19,463)
Loss before equity in income from unconsolidated joint ventures	(20,395)	3,207	15,790	—	(1,398)
Equity in income from consolidated entities	18,056	—	—	(18,056)	—
Equity in income from unconsolidated joint ventures	575	84	(11)	—	648
Loss before income tax expense	(1,764)	3,291	15,779	(18,056)	(750)
Income tax expense	(30)	(473)	—	—	(503)
Loss from operations	(1,794)	2,818	15,779	(18,056)	(1,253)
Loss on sale of hotel properties	—	(126)	(81)	—	(207)
Net loss and comprehensive loss	(1,794)	2,692	15,698	(18,056)	(1,460)
Noncontrolling interest in consolidated joint ventures	—	(6)	39	—	33
Preferred distributions - consolidated joint venture	—	—	(367)	—	(367)
Net loss and comprehensive loss attributable to FelCor LP	(1,794)	2,686	15,370	(18,056)	(1,794)
Preferred distributions	(6,279)	—	—	—	(6,279)
Net loss and comprehensive loss attributable to FelCor LP common unitholders	$(8,073)	$2,686	$15,370	$(18,056)	$(8,073)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Six Months Ended June 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Related party lease revenue	$—	$42,685	$71,515	$—	$114,200
Total revenue	—	42,685	71,515	—	114,200

Expense
Depreciation and amortization	228	17,113	23,863	—	41,204
Property tax, insurance and other	103	14,713	14,071	—	28,887
General and administrative	973	55	131	—	1,159
Transaction costs	1,983	101	91	—	2,175
Total operating expense	3,287	31,982	38,156	—	73,425
Operating income	(3,287)	10,703	33,359	—	40,775
Other income	10	—	100	—	110
Interest income	239	—	—	(156)	83
Interest expense	(16,530)	—	(5,381)	156	(21,755)
Gain on extinguishment of indebtedness	12,936	—	—	—	12,936
Income before equity in income from unconsolidated joint ventures	(6,632)	10,703	28,078	—	32,149
Equity in income from consolidated entities	28,756	—	—	(28,756)	—
Equity in income from unconsolidated joint ventures	727	—	—	—	727
Income from operations	22,851	10,703	28,078	(28,756)	32,876
Loss on sale of hotel properties	—	(9,415)	91	—	(9,324)
Net income and comprehensive income	22,851	1,288	28,169	(28,756)	23,552
Noncontrolling interest in consolidated joint ventures	—	—	34	—	34
Preferred distributions - consolidated joint venture	—	—	(735)	—	(735)
Net income and comprehensive income attributable to FelCor LP	$22,851	$1,288	$27,468	$(28,756)	$22,851

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue
Room revenue	$—	$313,705	$—	$—	$313,705
Food and beverage revenue	—	69,995	—	—	69,995
Related party lease revenue	—	—	84,530	(84,530)	—
Other revenue	39	24,602	203	—	24,844
Total revenue	39	408,302	84,733	(84,530)	408,544

Expense
Room expense	—	84,161	—	—	84,161
Food and beverage expense	—	54,503	—	—	54,503
Management and franchise fee expense	—	15,276	—	—	15,276
Other operating expense	—	110,555	—	—	110,555
Total property operating expense	—	264,495	—	—	264,495
Depreciation and amortization	231	21,570	33,565	—	55,366
Impairment loss	—	35,109	—	—	35,109
Property tax, insurance and other	107	103,734	12,320	(84,530)	31,631
General and administrative	—	7,025	6,196	—	13,221
Transaction costs	6,316	—	—	—	6,316
Total operating expense	6,654	431,933	52,081	(84,530)	406,138
Operating income	(6,615)	(23,631)	32,652	—	2,406
Other income	—	—	100	—	100
Intercompany interest income (expense)	184	—	(184)	—	—
Interest income	43	37	—	—	80
Interest expense	(29,084)	—	(9,698)	—	(38,782)
Loss before equity in income from unconsolidated joint ventures	(35,472)	(23,594)	22,870	—	(36,196)
Equity in loss from consolidated entities	(3,379)	—	—	3,379	—
Equity in income from unconsolidated joint ventures	1,016	(475)	(23)	—	518
Loss before income tax expense	(37,835)	(24,069)	22,847	3,379	(35,678)
Income tax expense	(56)	(994)	—	—	(1,050)
Loss from operations	(37,891)	(25,063)	22,847	3,379	(36,728)
Loss on sale of hotel properties	—	(652)	(221)	—	(873)
Net loss and comprehensive loss	(37,891)	(25,715)	22,626	3,379	(37,601)
Noncontrolling interest in consolidated joint ventures	—	260	177	—	437
Preferred distributions - consolidated joint venture	—	—	(727)	—	(727)
Net loss and comprehensive loss attributable to FelCor LP	(37,891)	(25,455)	22,076	3,379	(37,891)
Preferred distributions	(12,558)	—	—	—	(12,558)
Net loss and comprehensive loss attributable to FelCor LP common unitholders	$(50,449)	$(25,455)	$22,076	$3,379	$(50,449)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(42,177)	$46,769	$72,134	$—	$76,726
Investing activities:
Proceeds from the sale of hotel properties, net	—	116,458	92	—	116,550
Improvements and additions to hotel properties	—	(10,945)	(22,848)	—	(33,793)
Additions to property and equipment	(4)	—	—	—	(4)
Intercompany financing	201,745	—	—	(201,745)	—
Cash flows from investing activities	201,741	105,513	(22,756)	(201,745)	82,753
Financing activities:
Repayments of borrowings	(538,809)	—	(1,495)	—	(540,304)
Contributions from partners	641,783	—	—	—	641,783
Distributions to partners	(262,128)	—	—	—	(262,128)
Payments of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(739)	—	(739)
Intercompany financing	—	(152,282)	(49,463)	201,745	—
Cash flows from financing activities	(159,154)	(152,282)	(51,707)	201,745	(161,398)
Net change in cash, cash equivalents, and restricted cash reserves	410	—	(2,329)	—	(1,919)
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$10,047	$—	$6,065	$—	$16,112

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(33,170)	$41,039	$59,380	$—	$67,249
Investing activities:
Net payments related to asset sales	(623)	(524)	(149)	—	(1,296)
Improvements and additions to hotel properties	5	(12,604)	(29,322)	—	(41,921)
Distributions from unconsolidated joint ventures in excess of earnings	840	—	—	—	840
Intercompany financing	64,241	—	—	(64,241)	—
Cash flows from investing activities	64,463	(13,128)	(29,471)	(64,241)	(42,377)
Financing activities:
Proceeds from borrowings	—	—	51,000	—	51,000
Repayments of borrowings	—	—	(30,419)	—	(30,419)
Distributions to preferred unitholders	(12,558)	—	—	—	(12,558)
Distributions to common unitholders	(16,631)	—	—	—	(16,631)
Contributions from noncontrolling interests	—	299	—	—	299
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	648	—	648
Intercompany financing	—	(13,940)	(50,301)	64,241	—
Other	(955)	—	(729)	—	(1,684)
Cash flows from financing activities	(30,144)	(13,641)	(29,801)	64,241	(9,345)
Net change in cash, cash equivalents, and restricted cash reserves	1,149	14,270	108	—	15,527
Cash, cash equivalents, and restricted cash reserves, beginning of year	13,532	45,574	7,702	—	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$14,681	$59,844	$7,810	$—	$82,335

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends, high consumer confidence, and improving corporate sentiment will continue to drive economic expansion in the U.S.

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

As of June 30, 2018, we owned 34 hotel properties with approximately 10,240 rooms, located in 14 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 31 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 32 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 33 of its 34 hotel properties to subsidiaries of RLJ LP.

Recent Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the six months ended June 30, 2018, the following significant activities took place:

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•
In May 2018, we entered into a purchase and sale agreement to sell the Embassy Suites Napa Valley for $102.0 million. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net on the consolidated balance sheet. The transaction closed on July 13, 2018.

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

Results of Operations

At June 30, 2018 and 2017, we owned 34 and 39 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2018 and 2017.  The non-comparable hotel properties include five dispositions that were completed between January 1, 2017 and June 30, 2018.

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

Comparison of the three months ended June 30, 2018 to the Predecessor three months ended June 30, 2017

	Successor	Predecessor
	For the three months ended June 30,	For the three months ended June 30,
	2018	2017	$ Change	% Change
Revenue
Operating revenue
Room revenue	$—	$168,772	$(168,772)	(100.0)%
Food and beverage revenue	—	37,921	(37,921)	(100.0)%
Related party lease revenue	60,650	—	60,650	100.0%
Other revenue	—	13,747	(13,747)	(100.0)%
Total revenue	$60,650	$220,440	$(159,790)	(72.5)%
Expense
Operating expense
Room expense	$—	$43,483	$(43,483)	(100.0)%
Food and beverage expense	—	28,281	(28,281)	(100.0)%
Management and franchise fee expense	—	7,726	(7,726)	(100.0)%
Other operating expense	—	56,167	(56,167)	(100.0)%
Total property operating expense	—	135,657	(135,657)	(100.0)%
Depreciation and amortization	20,492	27,528	(7,036)	(25.6)%
Impairment loss	—	10,271	(10,271)	(100.0)%
Property tax, insurance and other	14,056	16,942	(2,886)	(17.0)%
General and administrative	551	6,281	(5,730)	(91.2)%
Transaction costs	647	5,843	(5,196)	(88.9)%
Total operating expense	35,746	202,522	(166,776)	(82.3)%
Operating income	24,904	17,918	6,986	39.0%
Other income	102	100	2	2.0%
Interest income	53	47	6	12.8%
Interest expense	(8,608)	(19,463)	10,855	(55.8)%
Gain on debt extinguishment	7	—	7	100.0%
Income (loss) before equity in income from unconsolidated joint ventures	16,458	(1,398)	17,856	—%
Equity in income from unconsolidated joint ventures	611	648	(37)	(5.7)%
Income (loss) before income tax expense	17,069	(750)	17,819	—%
Income tax expense	—	(503)	503	(100.0)%
Income (loss) from operations	17,069	(1,253)	18,322	—%
Gain (loss) on sale of hotel properties	42	(207)	249	—%
Net income (loss) and comprehensive income (loss)	17,111	(1,460)	18,571	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(42)	33	(75)	—%
Noncontrolling interest in FelCor LP	(167)	35	(202)	—%
Preferred distributions - consolidated joint venture	(369)	(367)	(2)	0.5%
Net income (loss) and comprehensive income (loss) attributable to Rangers	16,533	(1,759)	18,292	—%
Preferred dividends	—	(6,279)	6,279	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$16,533	$(8,038)	$24,571	—%

Revenue

Total revenue for the three months ended June 30, 2018 decreased $159.8 million, or 72.5%, to $60.7 million from $220.4 million for the Predecessor three months ended June 30, 2017. The decrease was the result of a $168.8 million decrease in room revenue, a $37.9 million decrease in food and beverage revenue, and a $13.7 million decrease in other revenue, partially offset by a $60.7 million increase in related party lease revenue.

Room Revenue

Room revenue for the three months ended June 30, 2018 decreased $168.8 million, or 100.0%, from the Predecessor three months ended June 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Food and Beverage Revenue

Food and beverage revenue for the three months ended June 30, 2018 decreased $37.9 million, or 100.0%, from the Predecessor three months ended June 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Related Party Lease Revenue

The Company recognized approximately $60.7 million of related party lease revenue during the three months ended June 30, 2018. The recognition of related party lease revenue in the Successor period as compared to the Predecessor period is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the three months ended June 30, 2018 decreased $13.7 million, or 100.0%, from the Predecessor three months ended June 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Property Operating Expense

Property operating expense for the three months ended June 30, 2018 decreased $135.7 million, or 100.0%, from the Predecessor three months ended June 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 decreased $7.0 million, or 25.6%, to $20.5 million from $27.5 million for the Predecessor three months ended June 30, 2017. The decrease was the result of a $4.4 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $2.6 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Impairment Loss

During the Predecessor three months ended June 30, 2017, the Company recorded a total impairment loss of $10.3 million on two hotel properties, both of which were classified as held for sale on the consolidated balance sheet at June 30, 2017. The impairment loss was recorded in order to reflect the contractual sale prices, less the estimated costs to sell.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended June 30, 2018 decreased $2.9 million, or 17.0%, to $14.1 million from $16.9 million for the Predecessor three months ended June 30, 2017.  The decrease was primarily the result of a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period.

General and Administrative

General and administrative expense for the three months ended June 30, 2018 decreased $5.7 million, or 91.2%, to $0.6 million from $6.3 million for the Predecessor three months ended June 30, 2017.  The decrease in general and administrative expense was primarily attributable to the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ. The Merger with RLJ resulted in a decrease in compensation expense and a decrease in other general and administrative expenses.

Transaction Costs

Transaction costs decreased $5.2 million, or 88.9%, to $0.6 million during the three months ended June 30, 2018 from $5.8 million during the Predecessor three months ended June 30, 2017. The decrease in transaction costs was primarily attributable to a decrease of approximately $5.5 million in transaction and integration costs related to the Mergers.

Interest Expense

Interest expense for the three months ended June 30, 2018 decreased $10.9 million, or 55.8%, to $8.6 million from $19.5 million for the Predecessor three months ended June 30, 2017.  The decrease in interest expense was primarily due to a lower average debt balance during the three months ended June 30, 2018 as a result of principal payments and the early redemption of the senior secured notes on March 9, 2018. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Comparison of the six months ended June 30, 2018 to the Predecessor six months ended June 30, 2017

	Successor	Predecessor
	For the six months ended June 30,	For the six months ended June 30,
	2018	2017	$ Change	% Change
Revenue
Operating revenue
Room revenue	$—	$313,705	$(313,705)	(100.0)%
Food and beverage revenue	—	69,995	(69,995)	(100.0)%
Related party lease revenue	114,200	—	114,200	100.0%
Other revenue	—	24,844	(24,844)	(100.0)%
Total revenue	$114,200	$408,544	$(294,344)	(72.0)%
Expense
Operating expense
Room expense	$—	$84,161	$(84,161)	(100.0)%
Food and beverage expense	—	54,503	(54,503)	(100.0)%
Management and franchise fee expense	—	15,276	(15,276)	(100.0)%
Other operating expense	—	110,555	(110,555)	(100.0)%
Total property operating expense	—	264,495	(264,495)	(100.0)%
Depreciation and amortization	41,204	55,366	(14,162)	(25.6)%
Impairment loss	—	35,109	(35,109)	(100.0)%
Property tax, insurance and other	28,887	31,631	(2,744)	(8.7)%
General and administrative	1,159	13,221	(12,062)	(91.2)%
Transaction costs	2,175	6,316	(4,141)	(65.6)%
Total operating expense	73,425	406,138	(332,713)	(81.9)%
Operating income	40,775	2,406	38,369	—%
Other income	110	100	10	9.8%
Interest income	83	80	3	3.8%
Interest expense	(21,755)	(38,782)	17,027	(43.9)%
Gain on extinguishment of indebtedness	12,936	—	12,936	100.0%
Income (loss) before equity in income from unconsolidated joint ventures	32,149	(36,196)	68,345	—%
Equity in income from unconsolidated joint ventures	727	518	209	40.3%
Income (loss) before income tax expense	32,876	(35,678)	68,554	—%
Income tax expense	—	(1,050)	1,050	(100.0)%
Income (loss) from operations	32,876	(36,728)	69,604	—%
Loss on sale of hotel properties	(9,324)	(873)	(8,451)	—%
Net income (loss) and comprehensive income (loss)	23,552	(37,601)	61,153	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	34	437	(403)	(92.2)%
Noncontrolling interest in FelCor LP	(229)	221	(450)	—%
Preferred distributions - consolidated joint venture	(735)	(727)	(8)	1.1%
Net income (loss) and comprehensive income (loss) attributable to Rangers	22,622	(37,670)	60,292	—%
Preferred dividends	—	(12,558)	12,558	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$22,622	$(50,228)	$72,850	—%

Revenue

Total revenue for the six months ended June 30, 2018 decreased $294.3 million, or 72.0%, to $114.2 million from $408.5 million for the Predecessor six months ended June 30, 2017. The decrease was a result of a $313.7 million decrease in room revenue, a $70.0 million decrease in food and beverage revenue, and a $24.8 million decrease in other revenue, partially offset by a $114.2 million increase in related party lease revenue.

Room Revenue

Room revenue for the six months ended June 30, 2018 decreased $313.7 million, or 100.0%, from the Predecessor six months ended June 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Food and Beverage Revenue

Food and beverage revenue for the six months ended June 30, 2018 decreased $70.0 million, or 100.0%, from the Predecessor six months ended June 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Related Party Lease Revenue

The Company recognized approximately $114.2 million of related party lease revenue during the six months ended June 30, 2018. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the six months ended June 30, 2018 decreased $24.8 million, or 100.0%, from the Predecessor six months ended June 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Property Operating Expense

Property operating expense for the six months ended June 30, 2018 decreased $264.5 million, or 100.0%, from the Predecessor six months ended June 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 decreased $14.2 million, or 25.6%, to $41.2 million from $55.4 million for the Predecessor six months ended June 30, 2017. The decrease was primarily the result of an $8.4 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $5.8 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Impairment Loss

During the Predecessor six months ended June 30, 2017, the Company recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, the Company recorded a $24.8 million impairment loss on one hotel property based on third-party offers to purchase the hotel property and observable market data on transactions involving hotel properties in similar locations. At June 30, 2017, two hotel properties, including the hotel property that was previously impaired in March

2017, were classified as held for sale on the consolidated balance sheet. The Company recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the six months ended June 30, 2018 decreased $2.7 million, or 8.7%, to $28.9 million from $31.6 million for the Predecessor six months ended June 30, 2017.  The decrease was primarily the result of a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period.

General and Administrative

General and administrative expense for the six months ended June 30, 2018 decreased $12.1 million, or 91.2%, to $1.2 million from $13.2 million for the Predecessor six months ended June 30, 2017.  The decrease in general and administrative expense was primarily attributable to the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ. The Merger with RLJ resulted in a decrease in compensation expense and a decrease in other general and administrative expenses.

Transaction Costs

Transaction costs decreased $4.1 million, or 65.6%, to $2.2 million during the six months ended June 30, 2018 from $6.3 million during the Predecessor six months ended June 30, 2017. The decrease in transaction costs was primarily attributable to a decrease of approximately $4.6 million in transaction and integration costs related to the Mergers.

Interest Expense

Interest expense for the six months ended June 30, 2018 decreased $17.0 million, or 43.9%, to $21.8 million from $38.8 million for the Predecessor six months ended June 30, 2017.  The decrease in interest expense was primarily due to a lower average debt balance during the six months ended June 30, 2018 as a result of principal payments and the early redemption of the senior secured notes on March 9, 2018. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Gain on Extinguishment of Indebtedness

During the six months ended June 30, 2018, the Company recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes in March 2018.

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

Sources and Uses of Cash

As of June 30, 2018, we had $16.1 million of cash, cash equivalents and restricted cash reserves as compared to $18.0 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $76.7 million for the six months ended June 30, 2018. The net cash flow provided by operating activities totaled $67.2 million for the Predecessor six months ended June 30, 2017.

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

Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2018 and the Predecessor six months ended June 30, 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $82.8 million for the six months ended June 30, 2018 primarily due to $116.5 million of net cash proceeds from the sale of two hotel properties, partially offset by $33.8 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $42.4 million for the Predecessor six months ended June 30, 2017 primarily due to $41.9 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $161.4 million for the six months ended June 30, 2018 primarily due to a payment of approximately $539.0 million to early redeem the senior secured notes, $262.1 million in distributions to members, and $1.5 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $641.8 million in contributions from members.

The net cash flow used in financing activities totaled $9.3 million for the Predecessor six months ended June 30, 2017 primarily due to $29.2 million in distributions to common and preferred stockholders, $30.4 million in repayments on debt borrowings, and $0.9 million paid to repurchase common shares to satisfy employee withholding requirements. The net cash flow used in financing activities was partially offset by $51.0 million in additional debt borrowings.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2018, approximately $1.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.3 million of non-recourse mortgage debt, of which our pro rata portion was $10.6 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2018, we had approximately $85.0 million of total variable rate debt outstanding (or 12.0% of total indebtedness) with a weighted-average interest rate of 5.09% per annum. If market interest rates on our variable rate debt outstanding as of June 30, 2018 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$1,230	$3,106	$3,245	$3,432	$134,919	$475,000	$620,932
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	6.00%	5.75%
Variable rate debt (1) (2)	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted-average interest rate (3)	5.09%	—%	—%	—%	—%	—%	5.09%
Total	$86,230	$3,106	$3,245	$3,432	$134,919	$475,000	$705,932

(1)	Excludes $36.3 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

(2)	Excludes $0.1 million of net deferred financing costs on a mortgage loan.

(3)	The weighted-average interest rate considers the implied forward rates in the yield curve at June 30, 2018.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2018, the estimated fair value of our fixed rate debt was $640.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $33.0 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: August 9, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: August 9, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: August 9, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President and Chief Executive Officer

Dated: August 9, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)