Form 10-Q
period 2018-09-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2018-11-07
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Rangers Sub I, LLC:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

FelCor Lodging Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of November 7, 2018, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of November 7, 2018, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended September 30, 2018 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,122,454	$2,497,880
Investment in unconsolidated joint ventures	15,807	16,912
Cash and cash equivalents	15,735	14,728
Restricted cash reserves	5,225	3,303
Related party rent receivable	45,612	80,090
Intangible assets, net	46,907	118,170
Prepaid expense and other assets	5,101	12,691
Assets of hotel properties held for sale, net	25,177	—
Total assets	$2,282,018	$2,743,774

Liabilities and Equity
Debt, net	$713,632	$1,299,105
Accounts payable and other liabilities	47,042	54,191
Related party lease termination fee payable	17,548	7,707
Accrued interest	9,588	12,286
Distributions payable	122	126
Total liabilities	787,932	1,373,415

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,364,041	1,302,739
Retained earnings	65,260	4,090
Total member's equity	1,429,301	1,306,829
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	5,918	5,900
Noncontrolling interest in FelCor LP	14,437	13,200
Total noncontrolling interest	20,355	19,100
Preferred equity in a consolidated joint venture, liquidation value of $45,515 and $45,430 at September 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	1,494,086	1,370,359
Total liabilities and equity	$2,282,018	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	Successor		Predecessor	Successor		Predecessor
	For the three months ended September 30,	September 1 through September 30,	July 1 through August 31,	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017	2018	2017	2017
Revenues
Operating revenues
Room revenue	$—	$—	$111,977	$—	$—	$425,682
Food and beverage revenue	—	—	20,577	—	—	90,572
Related party lease revenue	57,811	20,854	—	172,011	20,854	—
Other revenue	—	—	10,417	—	—	35,261
Total revenues	$57,811	$20,854	$142,971	$172,011	$20,854	$551,515
Expenses
Operating expenses
Room expense	$—	$—	$28,652	$—	$—	$112,813
Food and beverage expense	—	—	17,325	—	—	71,828
Management and franchise fee expense	—	—	4,625	—	—	19,901
Other operating expense	—	—	37,272	—	—	147,827
Total property operating expenses	—	—	87,874	—	—	352,369
Depreciation and amortization	19,292	5,974	17,699	60,496	5,974	73,065
Impairment loss	—	—	—	—	—	35,109
Property tax, insurance and other	13,947	4,449	12,647	42,834	4,449	44,278
General and administrative	(564)	192	2,785	595	192	16,006
Transaction costs	194	1,039	61,932	2,369	1,039	68,248
Total operating expenses	32,869	11,654	182,937	106,294	11,654	589,075
Operating income (loss)	24,942	9,200	(39,966)	65,717	9,200	(37,560)
Other income	1	—	—	111	—	100
Interest income	70	3	46	153	3	126
Interest expense	(8,467)	(4,779)	(12,908)	(30,221)	(4,779)	(51,690)
Gain (loss) on sale of hotel properties, net	24,254	—	(891)	14,930	—	(1,764)
(Loss) gain on extinguishment of indebtedness, net	(1,656)	—	(3,278)	11,280	—	(3,278)
Income (loss) before equity in income from unconsolidated joint ventures	39,144	4,424	(56,997)	61,970	4,424	(94,066)
Equity in income from unconsolidated joint ventures	218	115	556	945	115	1,074
Income (loss) before income tax benefit (expense)	39,362	4,539	(56,441)	62,915	4,539	(92,992)
Income tax benefit (expense)	—	—	551	—	—	(499)
Income (loss) from continuing operations	39,362	4,539	(55,890)	62,915	4,539	(93,491)
Loss from discontinued operations	—	—	(3,415)	—	—	(3,415)

Net income (loss) and comprehensive income (loss)	39,362	4,539	(59,305)	62,915	4,539	(96,906)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(52)	(51)	108	(18)	(51)	545
Noncontrolling interest in FelCor LP	(389)	(45)	274	(618)	(45)	495
Preferred distributions - consolidated joint venture	(374)	(122)	(252)	(1,109)	(122)	(979)
Net income (loss) and comprehensive income (loss) attributable to Rangers	38,547	4,321	(59,175)	61,170	4,321	(96,845)
Preferred dividends	—	—	(4,186)	—	—	(16,744)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$38,547	$4,321	$(63,361)	$61,170	$4,321	$(113,589)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders			$(0.43)			$(0.80)
Net loss per share attributable to common shareholders			$(0.46)			$(0.83)
Weighted-average number of common shares			137,904,668			137,331,743

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Successor - Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	61,170	618	18	1,109	62,915
Contributions	667,115	—	6,738	—	—	673,853
Distributions	(605,813)	—	(6,119)	—	—	(611,932)
Preferred distributions - consolidated joint venture	—	—	—	—	(1,109)	(1,109)
Successor - Balance at September 30, 2018	$1,364,041	$65,260	$14,437	$5,918	$44,430	$1,494,086

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	—	—	—	—	(96,845)	(545)	979	(96,411)
Issuance of stock awards	—	—	1,998,497	20	839	—	—	—	859
Amortization of share-based compensation	—	—	—	—	11,946	—	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(893,309)	(9)	—	(6,425)	—	—	(6,434)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	(196)	—	—	—	(196)
Contribution from the noncontrolling interests	—	—	—	—	—	—	333	—	333
Distribution to noncontrolling interests	—	—	—	—	—	—	(150)	—	(150)
Distributions on Series A preferred shares	—	—	—	—	—	(16,744)	—	—	(16,744)
Distributions on common shares and units	—	—	—	—	—	(22,468)	—	—	(22,468)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	(979)	(979)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	647	647
Predecessor - Balance at August 31, 2017	12,879,475	$309,337	139,095,285	$1,391	$2,589,577	$(2,848,890)	$7,141	$44,430	$102,986

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor		Predecessor
	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017
Cash flows from operating activities
Net income (loss)	$62,915	$4,539	$(96,906)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties and other assets, net	(14,930)	—	5,079
Depreciation and amortization	60,496	5,974	73,065
Amortization of deferred financing costs	217	—	2,803
Other amortization	(2,877)	(526)	—
Equity in income from unconsolidated joint ventures	(945)	(115)	(1,074)
Distributions of income from unconsolidated joint ventures	2,050	750	333
Amortization of fixed stock and directors' compensation	—	—	3,833
Equity-based severance	—	—	8,372
(Gain) loss on extinguishment of indebtedness, net	(11,280)	—	3,278
Impairment loss	—	—	35,109
Changes in assets and liabilities:
Related party rent receivable	34,477	—	—
Hotel and other receivables, net	—	(12,582)	(6,155)
Prepaid expense and other assets	5,723	12	2,954
Accounts payable and other liabilities	68	1,349	54,361
Advance deposits and deferred revenue	—	—	4,426
Accrued interest	(2,698)	(10,563)	9,862
Net cash flow provided by (used in) operating activities	133,216	(11,162)	99,340
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	434,361	—	73,416
Improvements and additions to hotel properties	(58,209)	(55)	(63,802)
Additions to property and equipment	(4)	—	—
Distributions from unconsolidated joint ventures in excess of earnings	—	—	840
Net cash flow provided by (used in) investing activities	376,148	(55)	10,454
Cash flows from financing activities
Proceeds from borrowings	—	—	66,000
Repayments of borrowings	(569,033)	(471)	(121,691)
Repurchase of common shares to satisfy employee withholding requirements	—	—	(6,434)
Contributions from members	673,853	35,545	—
Distributions to members	(610,132)	(19,123)	—
Distribution of FelCor TRS	—	(51,867)	—
Distributions on preferred shares	—	—	(18,836)
Distributions on common shares	—	—	(30,926)
Distributions on Operating Partnership units	—	—	(134)
Payments of deferred financing costs	(10)	—	—
Distributions to noncontrolling interests	—	—	(150)
Contributions from noncontrolling interests	—	—	333
Preferred distributions - consolidated joint venture	(1,113)	(126)	(977)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	—	647
Net cash flow used in financing activities	(506,435)	(36,042)	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	2,929	(47,259)	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	64,434	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$20,960	$17,175	$64,434

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$2,122,454	$2,497,880
Investment in unconsolidated joint ventures	15,807	16,912
Cash and cash equivalents	15,735	14,728
Restricted cash reserves	5,225	3,303
Related party rent receivable	45,612	80,090
Intangible assets, net	46,907	118,170
Prepaid expense and other assets	5,101	12,691
Assets of hotel properties held for sale, net	25,177	—
Total assets	$2,282,018	$2,743,774

Liabilities and Partners' Capital
Debt, net	$713,632	$1,299,105
Accounts payable and other liabilities	47,042	54,191
Related party lease termination fee payable	17,548	7,707
Accrued interest	9,588	12,286
Distributions payable	122	126
Total liabilities	787,932	1,373,415

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,377,819	1,315,898
Retained earnings	65,919	4,131
Total partners’ capital, excluding noncontrolling interest	1,443,738	1,320,029
Noncontrolling interest in consolidated joint ventures	5,918	5,900
Preferred capital in a consolidated joint venture, liquidation value of $45,515 and $45,430 at September 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total partners' capital	1,494,086	1,370,359
Total liabilities and partners' capital	$2,282,018	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)
(unaudited)

	Successor		Predecessor	Successor		Predecessor
	For the three months ended September 30,	September 1 through September 30,	July 1 through August 31,	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017	2018	2017	2017
Revenues
Operating revenues
Room revenue	$—	$—	$111,977	$—	$—	$425,682
Food and beverage revenue	—	—	20,577	—	—	90,572
Related party lease revenue	57,811	20,854	—	172,011	20,854	—
Other revenue	—	—	10,417	—	—	35,261
Total revenues	$57,811	$20,854	$142,971	$172,011	$20,854	$551,515
Expenses
Operating expenses
Room expense	$—	$—	$28,652	$—	$—	$112,813
Food and beverage expense	—	—	17,325	—	—	71,828
Management and franchise fee expense	—	—	4,625	—	—	19,901
Other operating expense	—	—	37,272	—	—	147,827
Total property operating expenses	—	—	87,874	—	—	352,369
Depreciation and amortization	19,292	5,974	17,699	60,496	5,974	73,065
Impairment loss	—	—	—	—	—	35,109
Property tax, insurance and other	13,947	4,449	12,647	42,834	4,449	44,278
General and administrative	(564)	192	2,785	595	192	16,006
Transaction costs	194	1,039	61,932	2,369	1,039	68,248
Total operating expenses	32,869	11,654	182,937	106,294	11,654	589,075
Operating income (loss)	24,942	9,200	(39,966)	65,717	9,200	(37,560)
Other income	1	—	—	111	—	100
Interest income	70	3	46	153	3	126
Interest expense	(8,467)	(4,779)	(12,908)	(30,221)	(4,779)	(51,690)
Gain (loss) on sale of hotel properties, net	24,254	—	(891)	14,930	—	(1,764)
(Loss) gain on extinguishment of indebtedness, net	(1,656)	—	(3,278)	11,280	—	(3,278)
Income (loss) before equity in income from unconsolidated joint ventures	39,144	4,424	(56,997)	61,970	4,424	(94,066)
Equity in income from unconsolidated joint ventures	218	115	556	945	115	1,074
Income (loss) before income tax benefit (expense)	39,362	4,539	(56,441)	62,915	4,539	(92,992)
Income tax benefit (expense)	—	—	551	—	—	(499)
Income (loss) from continuing operations	39,362	4,539	(55,890)	62,915	4,539	(93,491)

Loss from discontinued operations	—	—	(3,415)	—	—	(3,415)
Net income (loss) and comprehensive income (loss)	39,362	4,539	(59,305)	62,915	4,539	(96,906)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(52)	(51)	108	(18)	(51)	545
Preferred distributions - consolidated joint venture	(374)	(122)	(252)	(1,109)	(122)	(979)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	38,936	4,366	(59,449)	61,788	4,366	(97,340)
Preferred distributions	—	—	(4,186)	—	—	(16,744)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$38,936	$4,366	$(63,635)	$61,788	$4,366	$(114,084)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders			$(0.43)			$(0.80)
Net loss per unit attributable to common unitholders			$(0.46)			$(0.83)
Weighted-average number of common units			138,514,851			137,941,926

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Successor - Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	61,788	18	1,109	62,915
Contributions	673,853	—	—	—	673,853
Distributions	(611,932)	—	—	—	(611,932)
Preferred distributions - consolidated joint venture	—	—	—	(1,109)	(1,109)
Successor - Balance at September 30, 2018	$1,377,819	$65,919	$5,918	$44,430	$1,494,086

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	(97,340)	(545)	979	(96,906)
Issuance of FelCor restricted stock	—	859	—	—	859
Amortization of FelCor share-based compensation	—	11,946	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting FelCor restricted stock	—	(6,434)	—	—	(6,434)
Allocation to the redeemable units in the Operating Partnership	—	433	—	—	433
Contribution from the noncontrolling interests	—	—	333	—	333
Distribution to noncontrolling interests	—	—	(150)	—	(150)
Distributions on preferred units	—	(16,744)	—	—	(16,744)
Distributions on common units	—	(22,602)	—	—	(22,602)
Preferred distributions - consolidated joint venture	—	—	—	(979)	(979)
Issuance of preferred capital in a consolidated joint venture	—	—	—	647	647
Predecessor - Balance at August 31, 2017	$309,337	$(257,922)	$7,141	$44,430	$102,986

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Successor		Predecessor
	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017
Cash flows from operating activities
Net income (loss)	$62,915	$4,539	$(96,906)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties and other assets, net	(14,930)	—	5,079
Depreciation and amortization	60,496	5,974	73,065
Amortization of deferred financing costs	217	—	2,803
Other amortization	(2,877)	(526)	—
Equity in income from unconsolidated joint ventures	(945)	(115)	(1,074)
Distributions of income from unconsolidated joint ventures	2,050	750	333
Amortization of fixed stock and directors' compensation	—	—	3,833
Equity-based severance	—	—	8,372
(Gain) loss on extinguishment of indebtedness, net	(11,280)	—	3,278
Impairment loss	—	—	35,109
Changes in assets and liabilities:
Related party rent receivable	34,477	—	—
Hotel and other receivables, net	—	(12,582)	(6,155)
Prepaid expense and other assets	5,723	12	2,954
Accounts payable and other liabilities	68	1,349	54,361
Advance deposits and deferred revenue	—	—	4,426
Accrued interest	(2,698)	(10,563)	9,862
Net cash flow provided by (used in) operating activities	133,216	(11,162)	99,340
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	434,361	—	73,416
Improvements and additions to hotel properties	(58,209)	(55)	(63,802)
Additions to property and equipment	(4)	—	—
Distributions from unconsolidated joint ventures in excess of earnings	—	—	840
Net cash flow provided by (used in) investing activities	376,148	(55)	10,454
Cash flows from financing activities
Proceeds from borrowings	—	—	66,000
Repayments of borrowings	(569,033)	(471)	(121,691)
Repurchase of FelCor common shares to satisfy employee withholding requirements	—	—	(6,434)
Contributions from partners	673,853	35,545	—
Distributions to partners	(610,132)	(19,123)	—
Distribution of FelCor TRS	—	(51,867)	—
Distributions to preferred unitholders	—	—	(18,836)
Distributions to common unitholders	—	—	(30,926)
Distributions to FelCor LP limited partners	—	—	(134)
Payments of deferred financing costs	(10)	—	—
Distributions to noncontrolling interests	—	—	(150)
Contributions from noncontrolling interests	—	—	333
Preferred distributions - consolidated joint venture	(1,113)	(126)	(977)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647
Net cash flow used in financing activities	(506,435)	(36,042)	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	2,929	(47,259)	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	64,434	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$20,960	$17,175	$64,434

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

As of September 30, 2018, the Company owned 31 hotel properties with approximately 9,365 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 28 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 29 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 30 of its 31 hotel properties to subsidiaries of RLJ LP.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases, parking leases, and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments simplify or eliminate duplicative, overlapping, or outdated disclosure requirements. The amendments also add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The amended rules are effective for reports filed on or after November 5, 2018. However, the SEC issued Compliance & Disclosure Interpretation 105.09 that allows entities to defer the adoption of the new disclosure requirement relating to changes in shareholders' equity for interim periods until the Form 10-Q for the quarterly period that begins after November 5, 2018. The Company will adopt the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures will not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2019, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2020. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

For the three and nine months ended September 30, 2018, the Company recognized approximately $0.2 million and $1.9 million of integration costs, respectively. The Company recognized approximately $1.0 million of integration costs during the Successor period of September 1, 2017 through September 30, 2017. The Company recognized approximately $61.9 million and $68.2 million of transaction costs during the Predecessor period of July 1, 2017 through August 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017, respectively. The transaction costs primarily related to financial advisory, legal, accounting, severance, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs noted above were expensed to transaction costs in the consolidated statements of operations and comprehensive income (loss).

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$531,850	$597,451
Buildings and improvements	1,545,752	1,801,302
Furniture, fixtures and equipment	116,378	126,590
	2,193,980	2,525,343
Accumulated depreciation	(71,526)	(27,463)
Investment in hotel properties, net	$2,122,454	$2,497,880

For the three and nine months ended September 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $19.2 million and $60.0 million, respectively. For the Successor period of September 1, 2017 through September 30, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $5.9 million. For the Predecessor period of July 1, 2017 through August 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $17.6 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $72.7 million.

Impairment

The Company determined that there was no impairment of any assets for the nine months ended September 30, 2018 or for the Successor period of September 1, 2017 through September 30, 2017.

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

Held for Sale

In July 2018, the Company entered into a purchase and sale agreement to sell the Holiday Inn San Francisco - Fisherman's Wharf. At September 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net in the accompanying consolidated balance sheet. The transaction closed on October 15, 2018.

The following table is a summary of the major classes of assets held for sale (in thousands):

September 30, 2018
Land and improvements	$12,203
Buildings and improvements	10,900
Furniture, fixtures and equipment	2,074
Total assets of hotel properties held for sale, net	$25,177

5.              Investment in Unconsolidated Joint Ventures

As of September 30, 2018 and December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2018 and December 31, 2017, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2018	December 31, 2017
Equity basis of the joint venture investments	$(4,998)	$(4,733)
Cost of the joint venture investments in excess of the joint venture book value	20,805	21,645
Investment in unconsolidated joint ventures	$15,807	$16,912

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor		Predecessor	Successor		Predecessor
	For the three months ended September 30,	September 1 through September 30,	July 1 through August 31,	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017	2018	2017	2017
Unconsolidated joint ventures net income attributable to the Company	$498	$208	$621	$1,784	$208	$1,332
Depreciation of cost in excess of book value	(280)	(93)	(65)	(839)	(93)	(258)
Equity in income from unconsolidated joint ventures	$218	$115	$556	$945	$115	$1,074

6.            Sale of Hotel Properties

During the nine months ended September 30, 2018, the Company sold five hotel properties for a total sale price of approximately $441.2 million. In connection with these transactions, the Company recorded an aggregate $14.8 million net gain on sales, which is included in gain (loss) on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income (loss). The gain on sale is net of approximately $9.8 million in lease termination fees as a result of early terminating the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
		Total	1,469

On October 15, 2018, the Company sold the Holiday Inn San Francisco - Fisherman's Wharf for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the ground lease to the buyer. The proceeds to the Company as a result of the sale was approximately $30.4 million.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $92.0 million. In connection with these transactions, the Company recorded a $1.6 million loss on sale, which is included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income (loss).

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2017:

Hotel Property Name	Location	Sale Date	Rooms
Morgans New York	New York, NY	July 17, 2017	117
Royalton New York	New York, NY	August 1, 2017	168
		Total	285

7.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		September 30, 2018	December 31, 2017
Senior secured notes (1)(2)(3)	9	5.63%	—		$—	$552,669
Senior unsecured notes (1)(2)(4)	—	6.00%	June 2025		506,503	510,047
PNC Bank/Wells Fargo (5)	3	4.95%	October 2022		92,322	120,893
Prudential (6)	1	4.94%	October 2022		29,758	30,323
Scotiabank (1) (7)	1	LIBOR + 3.00%	November 2018	(8)	85,073	85,404
	14				713,656	1,299,336
Deferred financing costs, net					(24)	(231)
Debt, net					$713,632	$1,299,105

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $31.5 million and $35.1 million at September 30, 2018 and December 31, 2017, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)
On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $12.9 million on the early redemption, which is included in gain (loss) on extinguishment of indebtedness, net in the accompanying consolidated statements of operations and comprehensive income (loss).

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

(5)
Includes $2.0 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)
Includes $0.6 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)
Includes $0.1 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(8)
On November 5, 2018, RLJ LP paid off the Scotiabank mortgage loan in full. In connection with the mortgage loan payoff, the Company's consolidated joint venture entered into an $85.0 million related party loan with RLJ LP at an interest rate of LIBOR + 3.00% that has a maturity date of November 9, 2023.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes"), and certain mortgage agreements are subject to customary financial covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

Interest Expense

During the three and nine months ended September 30, 2018, the Company recognized $8.5 million and $30.2 million of interest expense, respectively.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $1.0 billion at December 31, 2017. On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million. The senior unsecured notes had an estimated fair value of approximately $504.0 million at September 30, 2018. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $205.7 million and $236.2 million at September 30, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $709.7 million and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. The total carrying value of the Company's debt was $713.6 million and $1.3 billion at September 30, 2018 and December 31, 2017, respectively.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2018 and December 31, 2017, approximately $5.2 million and $3.3 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Minimum Lease Payments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2018 (one hotel), 2019 (22 hotels), 2022 (five hotels), and thereafter (one hotel).

As of September 30, 2018, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2018	$15,712
2019	58,880
2020 (1)	—
2021 (1)	—
2022 (1)	—
Thereafter (1)	—
Total	$74,592

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of September 30, 2018, the Company maintained an accrual of approximately $4.6 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

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

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. For the Predecessor period of July 1, 2017 through August 31, 2017, the Company recorded $1.4 million for the pro-rata portion of the projected aggregate full-year guaranties. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded $3.8 million for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized these amounts as a reduction of Wyndham's contractual management and other fees.

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

10.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of September 30, 2018, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. The fifth anniversary for the majority of the equity issuance is in February 2019. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

Predecessor Period

Common Stock

In 2015, FelCor's Board of Directors authorized a share repurchase program to acquire up to $100.0 million of FelCor's shares of common stock, par value $0.01 per share (the "Common Stock"), through October 31, 2017. During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor did not repurchase and retire any of its shares of Common Stock.

Upon completion of the REIT Merger, on August 31, 2017, each issued and outstanding share of Common Stock was converted into the right to receive 0.362 common shares of RLJ. Accordingly, for the Successor period, FelCor no longer has any issued, outstanding, or authorized shares of Common Stock.

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company declared a cash dividend (distribution) of $0.06 per share of Common Stock (unit) in each of the first and second quarters of 2017 and a cash dividend (distribution) of $0.04 per share of Common Stock (unit) for the Predecessor period of July 1, 2017 through August 31, 2017.

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

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company declared a cash dividend (distribution) of $0.4875 on each share of Series A Preferred Stock (unit) in each of the first and second quarters of 2017 and a cash dividend (distribution) of $0.325 on each share of Series A Preferred Stock (unit) for the Predecessor period of July 1, 2017 through August 31, 2017.

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

The following table summarizes the changes in the redeemable noncontrolling interests (or redeemable units) (in thousands):

Predecessor
January 1 through August 31
2017
Balance at beginning of the period	$4,888
Redemption value allocation	196
Distributions paid to unitholders	(134)
Net loss	(495)
Balance at end of the period	$4,455

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

	Predecessor
	July 1 through August 31,	January 1 through August 31,
	2017	2017
Numerator:
Net loss attributable to Rangers	$(59,175)	$(96,845)
Discontinued operations attributable to Rangers	3,400	3,400
Loss from continuing operations attributable to Rangers	(55,775)	(93,445)
Less: Preferred dividends	(4,186)	(16,744)
Less: Dividends paid on unvested restricted stock	—	(73)
Numerator for the loss from continuing operations attributable to Rangers common stockholders	(59,961)	(110,262)
Numerator for the discontinued operations attributable to Rangers common stockholders	(3,400)	(3,400)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(63,361)	$(113,662)

Denominator:
Weighted-average number of common shares - basic	137,904,668	137,331,743
Weighted-average number of common shares - diluted	137,904,668	137,331,743

Basic and diluted loss per share:
Loss from continuing operations	$(0.43)	$(0.80)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.46)	$(0.83)

FelCor LP Loss Per Common Unit

	Predecessor
	July 1 through August 31,	January 1 through August 31,
	2017	2017
Numerator:
Net loss attributable to FelCor LP	$(59,449)	$(97,340)
Discontinued operations attributable to FelCor LP	3,415	3,415
Loss from continuing operations attributable to FelCor LP	(56,034)	(93,925)
Less: Preferred distributions	(4,186)	(16,744)
Less: Distributions paid on FelCor unvested restricted stock	—	(73)
Numerator for the loss from continuing operations attributable to FelCor LP common unitholders	(60,220)	(110,742)
Numerator for the discontinued operations attributable to FelCor LP common unitholders	(3,415)	(3,415)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(63,635)	$(114,157)

Denominator:
Weighted-average number of common units - basic	138,514,851	137,941,926
Weighted-average number of common units - diluted	138,514,851	137,941,926

Basic and diluted loss per unit:
Loss from continuing operations	$(0.43)	$(0.80)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.46)	$(0.83)

13.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor		Predecessor
	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$15,735	$10,503	$47,396
Restricted cash reserves	5,225	6,672	17,038
Cash, cash equivalents, and restricted cash reserves	$20,960	$17,175	$64,434

Interest paid, net of capitalized interest	$38,069	$16,301	$38,677

Income taxes (refund) paid	$(1,742)	$19	$1,346

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$441,200	$—	$92,000
Transaction costs	(7,034)	—	(18,584)
Operating prorations	195	—	—
Proceeds from the sale of hotel properties, net	$434,361	$—	$73,416

Supplemental non-cash transactions
Accrued capital expenditures	$2,566	$6,956	$3,640

FelCor TRS Distribution (1)	$—	$51,267	$—

(1) Refer to Note 3, Merger with RLJ, for the non-cash assets and liabilities comprising the FelCor TRS distribution.

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
September 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,941,135	$—	$—	$(1,941,135)	$—
Investment in hotel properties, net	—	657,176	1,465,278	—	2,122,454
Investment in unconsolidated joint ventures	15,807	—	—	—	15,807
Cash and cash equivalents	10,346	—	5,389	—	15,735
Restricted cash reserves	439	—	4,786	—	5,225
Related party rent receivable	—	19,816	25,796	—	45,612
Intangible assets, net	—	46,907	—	—	46,907
Prepaid expense and other assets	2,004	657	2,440	—	5,101
Assets of hotel properties held for sale, net	—	25,177	—	—	25,177
Total assets	$1,969,731	$749,733	$1,503,689	$(1,941,135)	$2,282,018

Debt, net	$506,503	$—	$239,838	$(32,709)	$713,632
Accounts payable and other liabilities	9,902	16,091	21,049	—	47,042
Related party lease termination fee payable	—	1,985	15,563	—	17,548
Accrued interest	9,588	—	—	—	9,588
Distributions payable	—	—	122	—	122
Total liabilities	525,993	18,076	276,572	(32,709)	787,932

Partnership interests	1,443,738	731,657	1,176,769	(1,908,426)	1,443,738
Total partners' capital, excluding noncontrolling interest	1,443,738	731,657	1,176,769	(1,908,426)	1,443,738
Noncontrolling interest in consolidated joint ventures	—	—	5,918	—	5,918
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,443,738	731,657	1,227,117	(1,908,426)	1,494,086
Total liabilities and partners’ capital	$1,969,731	$749,733	$1,503,689	$(1,941,135)	$2,282,018

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended September 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$27,360	$30,451	$—	$57,811
Total revenues	—	27,360	30,451	—	57,811

Expenses
Depreciation and amortization	115	8,017	11,160	—	19,292
Property tax, insurance and other	(4)	7,598	6,353	—	13,947
General and administrative	(491)	29	(102)	—	(564)
Transaction costs	(4)	261	(63)	—	194
Total operating expenses	(384)	15,905	17,348	—	32,869
Operating income	384	11,455	13,103	—	24,942
Other income	1	—	—	—	1
Interest income	285	—	15	(230)	70
Interest expense	(5,955)	—	(2,742)	230	(8,467)
Gain on sale of hotel properties, net	—	(9,971)	34,225	—	24,254
Loss on extinguishment of indebtedness	(4)	—	(1,652)	—	(1,656)
Income before equity in income from unconsolidated joint ventures	(5,289)	1,484	42,949	—	39,144
Equity in income from consolidated entities	44,007	—	—	(44,007)	—
Equity in income from unconsolidated joint ventures	218	—	—	—	218
Net income and comprehensive income	38,936	1,484	42,949	(44,007)	39,362
Noncontrolling interest in consolidated joint ventures	—	—	(52)	—	(52)
Preferred distributions - consolidated joint venture	—	—	(374)	—	(374)
Net income and comprehensive income attributable to FelCor LP	$38,936	$1,484	$42,523	$(44,007)	$38,936

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Period of September 1, 2017 through September 30, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$9,511	$11,343	$—	$20,854
Total revenues	—	9,511	11,343	—	20,854

Expenses
Depreciation and amortization	38	2,021	3,915	—	5,974
Property tax, insurance and other	8	2,821	1,620	—	4,449
General and administrative	191	—	1	—	192
Transaction costs	1,034	4	1	—	1,039
Total operating expenses	1,271	4,846	5,537	—	11,654
Operating income	(1,271)	4,665	5,806	—	9,200
Interest income	27	—	—	(24)	3
Interest expense	(3,980)	—	(825)	26	(4,779)
Income before equity in income from unconsolidated joint ventures	(5,224)	4,665	4,981	2	4,424
Equity in income from consolidated entities	9,641	—	—	(9,641)	—
Equity in income from unconsolidated joint ventures	—	—	115	—	115
Net income and comprehensive income	4,417	4,665	5,096	(9,639)	4,539
Noncontrolling interest in consolidated joint ventures	(51)	—	—	—	(51)
Preferred distributions - consolidated joint venture	—	—	(122)	—	(122)
Net income and comprehensive income attributable to FelCor LP	$4,366	$4,665	$4,974	$(9,639)	$4,366

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Period of July 1, 2017 through August 31, 2017 (Predecessor)
(in thousands

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Room revenue	$—	$111,977	$—	$—	$111,977
Food and beverage revenue	—	20,577	—	—	20,577
Related party lease revenue	—	—	(20)	20	—
Other revenue	2	10,281	134	—	10,417
Total revenues	2	142,835	114	20	142,971

Expenses
Room expense	—	28,652	—	—	28,652
Food and beverage expense	—	17,325	—	—	17,325
Management and franchise fee expense	—	4,625	—	—	4,625
Other operating expense	—	37,272	—	—	37,272
Total property operating expenses	—	87,874	—	—	87,874
Depreciation and amortization	78	6,494	11,127	—	17,699
Property tax, insurance and other	815	7,286	4,526	20	12,647
General and administrative	—	1,889	896	—	2,785
Transaction costs	61,932	—	—	—	61,932
Total operating expenses	62,825	103,543	16,549	20	182,937
Operating loss	(62,823)	39,292	(16,435)	—	(39,966)
Intercompany interest income (expense)	56	—	(56)	—	—
Interest income	23	23	—	—	46
Interest expense	(9,637)	—	(3,271)	—	(12,908)
Loss on sale of hotel properties, net	2	(913)	20	—	(891)
Loss on extinguishment of indebtedness	—	—	(3,278)	—	(3,278)
Loss before equity in income from unconsolidated joint ventures	(72,379)	38,402	(23,020)	—	(56,997)
Equity in income from consolidated entities	16,160	—	—	(16,160)	—
Equity in income from unconsolidated joint ventures	165	399	(8)	—	556
Loss before income tax benefit	(56,054)	38,801	(23,028)	(16,160)	(56,441)
Income tax benefit	20	531	—	—	551
Loss from continuing operations	(56,034)	39,332	(23,028)	(16,160)	(55,890)
Loss from discontinued operations	(3,415)	—	—	—	(3,415)
Net loss and comprehensive loss	(59,449)	39,332	(23,028)	(16,160)	(59,305)
Noncontrolling interest in consolidated joint ventures	—	76	32	—	108
Preferred distributions - consolidated joint venture	—	—	(252)	—	(252)
Net loss and comprehensive loss attributable to FelCor LP	(59,449)	39,408	(23,248)	(16,160)	(59,449)
Preferred distributions	(4,186)	—	—	—	(4,186)
Net loss and comprehensive loss attributable to FelCor LP common unitholders	$(63,635)	$39,408	$(23,248)	$(16,160)	$(63,635)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$70,046	$101,965	$—	$172,011
Total revenues	—	70,046	101,965	—	172,011

Expenses
Depreciation and amortization	343	25,129	35,024	—	60,496
Property tax, insurance and other	99	22,310	20,425	—	42,834
General and administrative	482	84	29	—	595
Transaction costs	1,979	361	29	—	2,369
Total operating expenses	2,903	47,884	55,507	—	106,294
Operating income	(2,903)	22,162	46,458	—	65,717
Other income	10	—	101	—	111
Interest income	524	—	15	(386)	153
Interest expense	(22,485)	—	(8,122)	386	(30,221)
Gain on sale of hotel properties, net	—	(19,386)	34,316	—	14,930
Gain on extinguishment of indebtedness, net	12,932	—	(1,652)	—	11,280
Income before equity in income from unconsolidated joint ventures	(11,922)	2,776	71,116	—	61,970
Equity in income from consolidated entities	72,765	—	—	(72,765)	—
Equity in income from unconsolidated joint ventures	945	—	—	—	945
Net income and comprehensive income	61,788	2,776	71,116	(72,765)	62,915
Noncontrolling interest in consolidated joint ventures	—	—	(18)	—	(18)
Preferred distributions - consolidated joint venture	—	—	(1,109)	—	(1,109)
Net income and comprehensive income attributable to FelCor LP	$61,788	$2,776	$69,989	$(72,765)	$61,788

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Room revenue	$—	$425,682	$—	$—	$425,682
Food and beverage revenue	—	90,572	—	—	90,572
Related party lease revenue	—	—	84,509	(84,509)	—
Other revenue	41	34,883	337	—	35,261
Total revenues	41	551,137	84,846	(84,509)	551,515

Expenses
Room expense	—	112,813	—	—	112,813
Food and beverage expense	—	71,828	—	—	71,828
Management and franchise fee expense	—	19,901	—	—	19,901
Other operating expense	—	147,827	—	—	147,827
Total property operating expenses	—	352,369	—	—	352,369
Depreciation and amortization	309	28,064	44,692	—	73,065
Impairment loss	—	35,109	—	—	35,109
Property tax, insurance and other	921	111,020	16,846	(84,509)	44,278
General and administrative	—	8,914	7,092	—	16,006
Transaction costs	68,248	—	—	—	68,248
Total operating expenses	69,478	535,476	68,630	(84,509)	589,075
Operating loss	(69,437)	15,661	16,216	—	(37,560)
Other income	—	—	100	—	100
Intercompany interest income (expense)	241	—	(241)	—	—
Interest income	66	59	1	—	126
Interest expense	(38,722)	—	(12,968)	—	(51,690)
Loss on sale of hotel properties, net	2	(1,565)	(201)	—	(1,764)
Loss on extinguishment of indebtedness	—	—	(3,278)	—	(3,278)
Loss before equity in income from unconsolidated joint ventures	(107,850)	14,155	(371)	—	(94,066)
Equity in income from consolidated entities	12,779	—	—	(12,779)	—
Equity in income from unconsolidated joint ventures	1,181	(77)	(30)	—	1,074
Loss before income tax expense	(93,890)	14,078	(401)	(12,779)	(92,992)
Income tax expense	(35)	(464)	—	—	(499)
Loss from continuing operations	(93,925)	13,614	(401)	(12,779)	(93,491)
Loss from discontinued operations	(3,415)	—	—	—	(3,415)
Net loss and comprehensive loss	(97,340)	13,614	(401)	(12,779)	(96,906)
Noncontrolling interest in consolidated joint ventures	—	336	209	—	545
Preferred distributions - consolidated joint venture	—	—	(979)	—	(979)
Net loss and comprehensive loss attributable to FelCor LP	(97,340)	13,950	(1,171)	(12,779)	(97,340)
Preferred distributions	(16,744)	—	—	—	(16,744)
Net loss and comprehensive loss attributable to FelCor LP common unitholders	$(114,084)	$13,950	$(1,171)	$(12,779)	$(114,084)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(38,965)	$66,876	$105,305	$—	$133,216
Investing activities:
Proceeds from the sale of hotel properties, net	—	151,466	282,895	—	434,361
Improvements and additions to hotel properties	—	(21,751)	(36,458)	—	(58,209)
Additions to property and equipment	(4)	—	—	—	(4)
Intercompany financing	515,209	—	—	(515,209)	—
Cash flows from investing activities	515,205	129,715	246,437	(515,209)	376,148
Financing activities:
Repayments of borrowings	(538,813)	—	(30,220)	—	(569,033)
Contributions from partners	673,853	—	—	—	673,853
Distributions to partners	(610,132)	—	—	—	(610,132)
Payments of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(1,113)	—	(1,113)
Intercompany financing	—	(196,591)	(318,618)	515,209	—
Cash flows from financing activities	(475,092)	(196,591)	(349,961)	515,209	(506,435)
Net change in cash, cash equivalents, and restricted cash reserves	1,148	—	1,781	—	2,929
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$10,785	$—	$10,175	$—	$20,960

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of September 1, 2017 through September 30, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(8,078)	$(1,666)	$(1,418)	$—	$(11,162)
Investing activities:
Improvements and additions to hotel properties	—	(16)	(39)	—	(55)
Intercompany financing	(6,879)	—	—	6,879	—
Cash flows from investing activities	(6,879)	(16)	(39)	6,879	(55)
Financing activities:
Repayment of borrowings	—	—	(471)	—	(471)
Contributions from partners	35,545	—	—	—	35,545
Distributions to partners	(19,123)	—	—	—	(19,123)
Distribution of FelCor TRS	—	(51,867)	—	—	(51,867)
Preferred distributions - consolidated joint venture	—	—	(126)	—	(126)
Intercompany financing	—	5,056	1,823	(6,879)	—
Cash flows from financing activities	16,422	(46,811)	1,226	(6,879)	(36,042)
Net change in cash, cash equivalents, and restricted cash reserves	1,465	(48,493)	(231)	—	(47,259)
Cash, cash equivalents, and restricted cash reserves, beginning of period	7,965	48,507	7,962	—	64,434
Cash, cash equivalents, and restricted cash reserves, end of period	$9,430	$14	$7,731	$—	$17,175

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,773)	$85,899	$54,214	$—	$99,340
Investing activities:
Proceeds from the sale of hotel properties, net	(696)	74,281	(169)	—	73,416
Improvements and additions to hotel properties	1	(16,727)	(47,076)	—	(63,802)
Distributions from unconsolidated joint ventures in excess of earnings	840	—	—	—	840
Intercompany financing	91,391	—	—	(91,391)	—
Cash flows from investing activities	91,536	57,554	(47,245)	(91,391)	10,454
Financing activities:
Proceeds from borrowings	—	—	66,000	—	66,000
Repayments of borrowings	—	—	(121,691)	—	(121,691)
Distributions to preferred unitholders	(18,836)	—	—	—	(18,836)
Distributions to common unitholders	(30,926)	—	—	—	(30,926)
Distributions to noncontrolling interests	—	—	(150)	—	(150)
Contributions from noncontrolling interests	—	333	—	—	333
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647	—	647
Intercompany financing	—	(140,853)	49,462	91,391	—
Other	(6,568)	—	(977)	—	(7,545)
Cash flows from financing activities	(56,330)	(140,520)	(6,709)	91,391	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	(5,567)	2,933	260	—	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of year	13,532	45,574	7,702	—	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$7,965	$48,507	$7,962	$—	$64,434

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists and interest rates are rising, we remain cautiously optimistic that positive employment trends, high consumer confidence, and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

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

As of September 30, 2018, we owned 31 hotel properties with approximately 9,365 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 28 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 29 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 30 of its 31 hotel properties to subsidiaries of RLJ LP.

Recent Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the nine months ended September 30, 2018, the following significant activities took place:

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•	In July 2018, we sold the Embassy Suites Napa Valley in Napa, California for $102.0 million.

•
In July 2018, we entered into a purchase and sale agreement to sell the Holiday Inn San Francisco - Fisherman's Wharf. At September 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net on the consolidated balance sheet. The transaction closed on October 15, 2018.

•	In August 2018, we sold The Vinoy Renaissance St. Petersburg Resort & Golf Club in St. Petersburg, Florida for $185.0 million.

•	In September 2018, we sold the DoubleTree by Hilton Burlington Vermont in Burlington, Vermont for $35.0 million.

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

Our Revenues and Expenses

Our revenues are derived from rental income received under lease agreements, which contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue, and other revenue at the hotel properties.

Our expenses consist of the depreciation and amortization on our investment in hotel properties and intangible assets, and property taxes, insurance, and other property-related costs of our hotel properties.

For the Predecessor period, our revenues were primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other revenue, which consists of parking fees, golf, pool, and other resort fees, gift shop sales, and other guest service fees.

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

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotel properties in our portfolio to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

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

Results of Operations

At September 30, 2018 and 2017, we owned 31 and 37 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2018 and 2017.  The non-comparable hotel properties include eight dispositions that were completed between January 1, 2017 and September 30, 2018.

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

Comparison of the three months ended September 30, 2018 to the Successor period of September 1, 2017 through September 30, 2017 and the Predecessor period of July 1, 2017 through August 31, 2017

	Successor		Predecessor
	For the three months ended September 30,	September 1 through September 30,	July 1 through August 31,
	2018	2017	2017	$ Change	% Change
Revenues
Operating revenues
Room revenue	$—	$—	$111,977	$(111,977)	(100.0)%
Food and beverage revenue	—	—	20,577	(20,577)	(100.0)%
Related party lease revenue	57,811	20,854	—	36,957	—%
Other revenue	—	—	10,417	(10,417)	(100.0)%
Total revenues	$57,811	$20,854	$142,971	$(106,014)	(64.7)%
Expenses
Operating expenses
Room expense	$—	$—	$28,652	$(28,652)	(100.0)%
Food and beverage expense	—	—	17,325	(17,325)	(100.0)%
Management and franchise fee expense	—	—	4,625	(4,625)	(100.0)%
Other operating expense	—	—	37,272	(37,272)	(100.0)%
Total property operating expenses	—	—	87,874	(87,874)	(100.0)%
Depreciation and amortization	19,292	5,974	17,699	(4,381)	(18.5)%
Property tax, insurance and other	13,947	4,449	12,647	(3,149)	(18.4)%
General and administrative	(564)	192	2,785	(3,541)	—%
Transaction costs	194	1,039	61,932	(62,777)	(99.7)%
Total operating expenses	32,869	11,654	182,937	(161,722)	(83.1)%
Operating income (loss)	24,942	9,200	(39,966)	55,708	—%
Other income	1	—	—	1	100.0%
Interest income	70	3	46	21	42.9%
Interest expense	(8,467)	(4,779)	(12,908)	9,220	(52.1)%
Gain (loss) on sale of hotel properties, net	24,254	—	(891)	25,145	—%
Loss on extinguishment of indebtedness	(1,656)	—	(3,278)	1,622	(49.5)%
Income (loss) before equity in income from unconsolidated joint ventures	39,144	4,424	(56,997)	91,717	—%
Equity in income from unconsolidated joint ventures	218	115	556	(453)	(67.5)%
Income (loss) before income tax benefit	39,362	4,539	(56,441)	91,264	—%
Income tax benefit	—	—	551	(551)	(100.0)%
Income (loss) from continuing operations	39,362	4,539	(55,890)	90,713	—%
Loss from discontinued operations	—	—	(3,415)	3,415	(100.0)%
Net income (loss) and comprehensive income (loss)	39,362	4,539	(59,305)	94,128	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(52)	(51)	108	(109)	—%
Noncontrolling interest in FelCor LP	(389)	(45)	274	(618)	—%
Preferred distributions - consolidated joint venture	(374)	(122)	(252)	—	—%
Net income (loss) and comprehensive income (loss) attributable to Rangers	38,547	4,321	(59,175)	93,401	—%
Preferred dividends	—	—	(4,186)	4,186	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$38,547	$4,321	$(63,361)	$97,587	—%

Revenues

Total revenues for the three months ended September 30, 2018 decreased $106.0 million, or 64.7%, to $57.8 million from $163.9 million for the three months ended September 30, 2017 ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $143.0 million for the Predecessor period of July 1, 2017 through August 31, 2017). The decrease was the result of a $112.0 million decrease in room revenue, a $20.6 million decrease in food and beverage revenue, and a $10.4 million decrease in other revenue, partially offset by a $37.0 million increase in related party lease revenue.

Room Revenue

Room revenue for the three months ended September 30, 2018 decreased $112.0 million, or 100.0%, from the three months ended September 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Food and Beverage Revenue

Food and beverage revenue for the three months ended September 30, 2018 decreased $20.6 million, or 100.0%, from the three months ended September 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Related Party Lease Revenue

Related party lease revenue for the three months ended September 30, 2018 increased $37.0 million to $57.8 million from $20.9 million for the three months ended September 30, 2017 ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $0.0 million for the Predecessor period of July 1, 2017 through August 31, 2017). The recognition of related party lease revenue in the Successor period as compared to the Predecessor period is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the three months ended September 30, 2018 decreased $10.4 million, or 100.0%, from the three months ended September 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2018 decreased $87.9 million, or 100.0%, from the three months ended September 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 decreased $4.4 million, or 18.5%, to $19.3 million from $23.7 million for the three months ended September 30, 2017 ($6.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $17.7 million for the Predecessor period of July 1, 2017 through August 31, 2017). The decrease was primarily the result of a $4.0 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $0.4 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended September 30, 2018 decreased $3.1 million, or 18.4%, to $13.9 million from $17.1 million for three months ended September 30, 2017 ($4.4 million for the Successor period of September 1, 2017 through September 30, 2017 and $12.6 million for the Predecessor period of July 1, 2017 through August 31, 2017).  The decrease was primarily the result of a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period, partially offset by an increase in property tax expense as a result of property tax reassessments in certain jurisdictions as a result of the Merger with RLJ.

General and Administrative

General and administrative expense decreased $3.5 million during the three months ended September 30, 2018 from $3.0 million for the three months ended September 30, 2017 ($0.2 million for the Successor period of September 1, 2017 through September 30, 2017 and $2.8 million for the Predecessor period of July 1, 2017 through August 31, 2017). The decrease in general and administrative expense was primarily attributable to the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ. The Merger with RLJ resulted in a decrease in compensation expense and a decrease in other general and administrative expenses. The decrease in general and administrative expense was also attributable to a decrease of $0.9 million related to the receipts of prior year employee tax credits during the three months ended September 30, 2018.

Transaction Costs

Transaction costs for the three months ended September 30, 2018 decreased $62.8 million, or 99.7%, to $0.2 million from $62.9 million for the three months ended September 30, 2017 ($1.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $61.9 million for the Predecessor period of July 1, 2017 through August 31, 2017). The decrease in transaction costs was attributable to a decrease of approximately $62.8 million in transaction and integration costs related to the Mergers.

Interest Expense

Interest expense for the three months ended September 30, 2018 decreased $9.2 million, or 52.1%, to $8.5 million from $17.7 million for the three months ended September 30, 2017 ($4.8 million for the Successor period of September 1, 2017 through September 30, 2017 and $12.9 million for the Predecessor period of July 1, 2017 through August 31, 2017).  The decrease in interest expense was due to a lower average debt balance during the three months ended September 30, 2018. The lower average debt balance was a result of the redemption of the senior secured notes in March 2018, the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the three months ended September 30, 2018, and mortgage loan principal payments. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Loss on Extinguishment of Indebtedness

During the three months ended September 30, 2018, the Company recognized a loss on extinguishment of indebtedness of approximately $1.7 million, which was due to the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the three months ended September 30, 2018. During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized a $3.3 million loss on extinguishment of indebtedness as a result of writing off the unamortized deferred financing costs in connection with the termination of the Company's line of credit agreement.

Comparison of the nine months ended September 30, 2018 to the Successor period of September 1, 2017 through September 30, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017

	Successor		Predecessor
	For the nine months ended September 30,	September 1 through September 30,	January 1 through August 31,
	2018	2017	2017	$ Change	% Change
Revenues
Operating revenues
Room revenue	$—	$—	$425,682	$(425,682)	(100.0)%
Food and beverage revenue	—	—	90,572	(90,572)	(100.0)%
Related party lease revenue	172,011	20,854	—	151,157	—%
Other revenue	—	—	35,261	(35,261)	(100.0)%
Total revenues	$172,011	$20,854	$551,515	$(400,358)	(69.9)%
Expenses
Operating expenses
Room expense	$—	$—	$112,813	$(112,813)	(100.0)%
Food and beverage expense	—	—	71,828	(71,828)	(100.0)%
Management and franchise fee expense	—	—	19,901	(19,901)	(100.0)%
Other operating expense	—	—	147,827	(147,827)	(100.0)%
Total property operating expenses	—	—	352,369	(352,369)	(100.0)%
Depreciation and amortization	60,496	5,974	73,065	(18,543)	(23.5)%
Impairment loss	—	—	35,109	(35,109)	(100.0)%
Property tax, insurance and other	42,834	4,449	44,278	(5,893)	(12.1)%
General and administrative	595	192	16,006	(15,603)	(96.3)%
Transaction costs	2,369	1,039	68,248	(66,918)	(96.6)%
Total operating expenses	106,294	11,654	589,075	(494,435)	(82.3)%
Operating income (loss)	65,717	9,200	(37,560)	94,077	—%
Other income	111	—	100	11	11.0%
Interest income	153	3	126	24	18.6%
Interest expense	(30,221)	(4,779)	(51,690)	26,248	(46.5)%
Gain (loss) on sale of hotel properties, net	14,930	—	(1,764)	16,694	—%
Gain (loss) on extinguishment of indebtedness, net	11,280	—	(3,278)	14,558	—%
Income (loss) before equity in income from unconsolidated joint ventures	61,970	4,424	(94,066)	151,612	—%
Equity in income from unconsolidated joint ventures	945	115	1,074	(244)	(20.5)%
Income (loss) before income tax expense	62,915	4,539	(92,992)	151,368	—%
Income tax expense	—	—	(499)	499	(100.0)%
Income (loss) from continuing operations	62,915	4,539	(93,491)	151,867	—%
Loss from discontinued operations	—	—	(3,415)	3,415	(100.0)%
Net income (loss) and comprehensive income (loss)	62,915	4,539	(96,906)	155,282	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(18)	(51)	545	(512)	—%
Noncontrolling interest in FelCor LP	(618)	(45)	495	(1,068)	—%
Preferred distributions - consolidated joint venture	(1,109)	(122)	(979)	(8)	0.7%
Net income (loss) and comprehensive income (loss) attributable to Rangers	61,170	4,321	(96,845)	153,694	—%

Preferred dividends	—	—	(16,744)	16,744	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$61,170	$4,321	$(113,589)	$170,438	—%

Revenues

Total revenues for the nine months ended September 30, 2018 decreased $400.4 million, or 69.9%, to $172.0 million from $572.4 million for the nine months ended September 30, 2017 ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $551.5 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease was the result of a $425.7 million decrease in room revenue, a $90.6 million decrease in food and beverage revenue, and a $35.3 million decrease in other revenue, partially offset by a $151.2 million increase in related party lease revenue.

Room Revenue

Room revenue for the nine months ended September 30, 2018 decreased $425.7 million, or 100.0%, from the nine months ended September 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Food and Beverage Revenue

Food and beverage revenue for the nine months ended September 30, 2018 decreased $90.6 million, or 100.0%, from the nine months ended September 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Related Party Lease Revenue

Related party lease revenue for the nine months ended September 30, 2018 increased $151.2 million to $172.0 million from $20.9 million for the nine months ended September 30, 2017 ($20.9 million for the Successor period of September 1, 2017 through September 30, 2017 and $0.0 million for the Predecessor period of January 1, 2017 through August 31, 2017). The recognition of related party lease revenue in the Successor period as compared to the Predecessor period is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the nine months ended September 30, 2018 decreased $35.3 million, or 100.0%, from the nine months ended September 30, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2018 decreased $352.4 million, or 100.0%, from the nine months ended September 30, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 decreased $18.5 million, or 23.5%, to $60.5 million from $79.0 million for the nine months ended September 30, 2017 ($6.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $73.1 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease was primarily the result of a $13.4 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $5.1 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

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

Property Tax, Insurance and Other

Property tax, insurance and other expense for the nine months ended September 30, 2018 decreased $5.9 million, or 12.1%, to $42.8 million from $48.7 million for the nine months ended September 30, 2017 ($4.4 million for the Successor period of September 1, 2017 through September 30, 2017 and $44.3 million for the Predecessor period of January 1, 2017 through August 31, 2017).  The decrease was primarily the result of a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period, partially offset by an increase in property tax expense as a result of property tax reassessments in certain jurisdictions as a result of the Merger with RLJ.

General and Administrative

General and administrative expense for the nine months ended September 30, 2018 decreased $15.6 million, or 96.3%, to $0.6 million from $16.2 million for the nine months ended September 30, 2017 ($0.2 million for the Successor period of September 1, 2017 through September 30, 2017 and $16.0 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease in general and administrative expense was primarily attributable to the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ. The Merger with RLJ resulted in a decrease in compensation expense and a decrease in other general and administrative expenses. The decrease in general and administrative expense was also attributable to a decrease of $0.9 million related to the receipts of prior year employee tax credits during the nine months ended September 30, 2018.

Transaction Costs

Transaction costs for the nine months ended September 30, 2018 decreased $66.9 million, or 96.6%, to $2.4 million from $69.2 million for the nine months ended September 30, 2017 ($1.0 million for the Successor period of September 1, 2017 through September 30, 2017 and $68.2 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease in transaction costs was primarily attributable to a decrease of approximately $67.4 million in transaction and integration costs related to the Mergers.

Interest Expense

Interest expense for the nine months ended September 30, 2018 decreased $26.2 million, or 46.5%, to $30.2 million from $56.5 million for the nine months ended September 30, 2017 ($4.8 million for the Successor period of September 1, 2017 through September 30, 2017 and $51.7 million for the Predecessor period of January 1, 2017 through August 31, 2017).  The decrease in interest expense was due to a lower average debt balance during the nine months ended September 30, 2018. The lower average debt balance was a result of the redemption of the senior secured notes in March 2018, the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the nine months ended September 30, 2018, and mortgage loan principal payments. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 3 to our accompanying consolidated financial statements, Merger with RLJ.

Gain (Loss) on Extinguishment of Indebtedness, net

During the nine months ended September 30, 2018, the Company recognized a net gain on extinguishment of indebtedness of approximately $11.3 million. In March 2018, the Company recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. In July 2018, the Company recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the nine months ended September 30, 2018. During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized a $3.3 million loss on extinguishment of indebtedness as a result of writing off the unamortized deferred financing costs in connection with the termination of the Company's line of credit agreement.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, and proceeds from the sale of hotel properties.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, the proceeds from the sale of hotel properties, and if necessary, borrowings under RLJ's revolving credit facility.

Sources and Uses of Cash

As of September 30, 2018, we had $21.0 million of cash, cash equivalents, and restricted cash reserves as compared to $18.0 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $133.2 million for the nine months ended September 30, 2018. The net cash flow used in operating activities totaled $11.2 million for the Successor period of September 1, 2017 through September 30, 2017. The net cash flow provided by operating activities totaled $99.3 million for the Predecessor period of January 1, 2017 through August 31, 2017.

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

Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2018, the Successor period of September 1, 2017 through September 30, 2017, and the Predecessor period of January 1, 2017 through August 31, 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $376.1 million for the nine months ended September 30, 2018 primarily due to $434.4 million of net cash proceeds from the sale of hotel properties, partially offset by $58.2 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $0.1 million for the Successor period of September 1, 2017 through September 30, 2017 due to routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $10.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $73.4 million of net cash proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $63.8 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $506.4 million for the nine months ended September 30, 2018 primarily due to a payment of approximately $539.0 million to redeem the senior secured notes, $610.1 million in distributions to members, $28.1 million to payoff a mortgage loan that was encumbered by a hotel property that was sold, and $2.1 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $673.9 million in contributions from members.

The net cash flow used in financing activities totaled $36.0 million for the Successor period of September 1, 2017 through September 30, 2017 primarily due to the $51.9 million distribution of the equity interests in FelCor TRS to RLJ LP and $19.1 million in distributions to members, partially offset by $35.5 million in contributions from members.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2018, approximately $0.9 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2018, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.1 million of non-recourse mortgage debt, of which our pro rata portion was $10.6 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2018, we had approximately $85.0 million of total variable rate debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 5.26% per annum. As of September 30, 2018, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$411	$2,556	$2,670	$2,824	$110,997	$475,000	$594,458
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	4.95%	6.00%	5.79%
Variable rate debt (1) (2)	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted-average interest rate (3)	5.26%	—%	—%	—%	—%	—%	5.26%
Total	$85,411	$2,556	$2,670	$2,824	$110,997	$475,000	$679,458

(1)	Excludes $34.2 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

(2)	Excludes $24,000 of net deferred financing costs on a mortgage loan.

(3)	The weighted-average interest rate considers the implied forward rates in the yield curve at September 30, 2018.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2018, the estimated fair value of our fixed rate debt was $624.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $31.6 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: November 7, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 7, 2018	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 7, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: November 7, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 7, 2018	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 7, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)