Form 10-K
period 2018-12-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2019-03-01
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Rangers Sub I, LLC (refer to the Note below)                             ☒ Yes  ☐ No
FelCor Lodging Limited Partnership (refer to the Note below)                     ☒ Yes  ☐ No
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
Rangers Sub I, LLC                                         ☒ Yes  ☐ No
FelCor Lodging Limited Partnership                                 ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of March 1, 2019, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of March 1, 2019, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

EXPLANATORY NOTE

On August 31, 2017 (the "Acquisition Date"), RLJ Lodging Trust ("RLJ"), RLJ Lodging Trust, L.P. ("RLJ LP"), Rangers Sub I, LLC, a wholly-owned subsidiary of RLJ LP ("Rangers"), and Rangers Sub II, LP, a wholly-owned subsidiary of RLJ LP ("Partnership Merger Sub"), consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement") dated as of April 23, 2017 with FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP"), pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly-owned subsidiary of RLJ LP (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of RLJ LP (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

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

This annual report on Form 10-K for the fiscal year ended December 31, 2018 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

•	"our hotel properties" refers to the 30 hotels owned by us as of December 31, 2018;

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

•	"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available; and

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy.
For a more in depth discussion of ADR, Occupancy and RevPAR, please refer to the "Key Indicators of Operating Performance" section.

PART I

Item 1.    Business
Our Company
Rangers is a Maryland limited liability company that, through FelCor LP, owns hotel properties and conducts other business. Substantially all of Rangers' assets and liabilities are held by, and all of its operations are conducted through, FelCor LP. 100% of the ownership interests of Rangers are held by RLJ LP, which is the operating partnership of RLJ, one of the largest U.S. publicly traded lodging real estate investment trusts ("REIT") in terms of both number of hotels and number of rooms. Rangers indirectly owns a 99% partnership interest in FelCor LP. Rangers General Partner, LLC ("Rangers GP"), a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP.

Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

As of December 31, 2018, we owned 30 hotel properties with approximately 8,800 rooms, located in 13 states. We owned, through wholly-owned subsidiaries, a 100% interest in 27 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 28 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 29 of the 30 hotel properties to subsidiaries of RLJ LP.

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

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•
Owners — own the hotel property and typically enter into a management agreement with an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

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

Our Investment and Business Strategies

Both Rangers and FelCor LP are wholly-owned subsidiaries of RLJ LP, therefore, Rangers and FelCor LP carry out RLJ's investment and business strategies, which are noted below.

RLJ's objective is to generate strong returns for its shareholders by acquiring and owning primarily premium-branded, focused-service and compact full-service hotels at prices where it believes it can generate attractive returns on investment and long-term value appreciation through proactive asset management. RLJ also intends to selectively dispose of hotel properties when it believes the returns have been maximized or the hotel properties no longer meet its strategy in order to have investment capacity for other opportunities, which may include acquisitions. RLJ intends to pursue this objective through the following investment and business strategies:

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

•
Use of premium hotel brands.  RLJ believes in affiliating its hotels with premium brands owned by leading international franchisors such as Hilton, Wyndham and Marriott. RLJ believes that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.

•
Focus on high-growth markets.  RLJ focuses on owning and acquiring hotel properties in markets that it believes has multiple demand generators and attractive long-term growth prospects. As a result, RLJ believes that these hotel properties generate higher returns on investment.

Business Strategies

•
Maximize returns from our hotel properties.  RLJ believes that its hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of its proactive asset management and the anticipated long-term growth in the United States economy. RLJ actively monitors and advises its third-party management companies on most aspects of its hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. RLJ regularly reviews opportunities to further invest in its hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  RLJ seeks to acquire additional hotel properties at prices below replacement cost where it believes it can generate attractive returns on investment. RLJ intends to target acquisition opportunities where it can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  RLJ intends to continue to pursue a disciplined capital allocation strategy designed to maximize the return on its investments by selectively selling hotel properties that are no longer consistent with its investment strategy or whose returns appear to have been maximized. To the extent that RLJ sells its hotel properties, RLJ intends to redeploy the capital into other investment opportunities, which may include acquisitions.

•
Continue to improve its balance sheet. RLJ intends to continue to maintain a flexible capital structure that allows it to execute its strategy. RLJ believes that a strong balance sheet is a key competitive advantage that affords it a lower cost of capital and positions it for growth. RLJ structures its debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing.

•
Execute its share repurchase program. RLJ intends to create value over the long-term for its shareholders by deploying investment capacity into share repurchases during periods of share price dislocation.

Our Hotels

Overview

As of December 31, 2018, we owned a high-quality portfolio of 30 hotel properties with approximately 8,800 rooms, located in 13 states.

Brand Affiliations

Our hotel properties operate under strong, premium brands, with approximately 93% of our hotel properties operating under existing relationships with Hilton, Wyndham or Marriott. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2018:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Marriott	1	3.3%	401	4.6%
Subtotal	1	3.3%	401	4.6%
Hilton
Embassy Suites	16	53.3%	4,548	51.8%
DoubleTree	2	6.7%	417	4.7%
Hilton	1	3.3%	385	4.4%
Subtotal	19	63.3%	5,350	60.9%
Wyndham
Wyndham	8	26.7%	2,528	28.8%
Subtotal	8	26.7%	2,528	28.8%
Other Brand Affiliation	2	6.7%	501	5.7%
Total	30	100.0%	8,780	100.0%

Asset Management

RLJ has a dedicated team of asset management professionals that proactively work with the third-party management companies to maximize profitability at each of our hotels. The asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. The asset management team works closely with the third-party management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification and evaluation of return on investment initiatives and overall business strategy. In addition, RLJ retains approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that the strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and to ensure the safety of our customers, and that the management companies are maximizing revenues, profits and operating margins.

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities and the availability of lodging and event space. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the compact full-service hotel segment and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Hilton, Wyndham and Marriott brands, will enjoy competitive advantages associated with operating under such brands.

Seasonality

The lodging industry is seasonal in nature, which can cause quarterly fluctuations in our revenues. For example, our hotels in Pennsylvania experience lower revenues and profits during the winter months of December through March, while our hotels in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel's room revenues, occupancy levels, room rates, operating expenses and cash flows.

Our Financing Strategy

We carry out RLJ's financing strategy, which is to continue to maintain a prudent capital structure by limiting its net debt-to-EBITDA ratio to 4.0x or below. RLJ defines net debt as total indebtedness minus cash and cash equivalents. Over time, RLJ intends to finance its long-term growth with equity issuances and debt financing with staggered maturities. RLJ's strategy with respect to its debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. RLJ will also continue to evaluate pursuing an investment grade rating. Our debt is currently comprised of unsecured senior notes and mortgage loans secured by our hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt bears interest at fixed rates.

Organizational Structure

RLJ is a Maryland real estate investment trust that conducts its business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which its hotel properties are indirectly owned by RLJ LP, through limited partnerships, limited liability companies or other subsidiaries. RLJ is the sole general partner of RLJ LP and, as of December 31, 2018, RLJ owned 99.6% of the OP units in RLJ LP.

Rangers was formed as a Maryland corporation in April 2017 and FelCor LP was formed as a Delaware limited partnership in May 1994. RLJ LP owns 100% of Rangers. Rangers indirectly owns a 99% partnership interest in FelCor LP. A wholly-owned subsidiary of RLJ LP owns the remaining 1% of FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

The following chart generally depicts our corporate structure as of December 31, 2018:

Regulation

General

Our hotel properties are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and life safety requirements. We believe that each of our hotel properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our hotel properties must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotel properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be subject to liability related to contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability for cleanup costs, property damage or bodily injury, natural resource damages and costs or expenses related to liens or property use restrictions and materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.

Our hotel properties are subject to various federal, state, and local environmental, health and safety laws and regulations. Our hotel properties incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

Some of our hotel properties contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos.

We believe that our hotel properties are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. Although we have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present properties, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Insurance

RLJ carries comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels, and earthquake, wind, flood and hurricane coverage on hotels in areas where RLJ believes such coverage is warranted, in each case with limits of liability that RLJ deems adequate. Similarly, RLJ is insured against the risk of direct physical damage in amounts it believes to be adequate to reimburse itself, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. RLJ has selected policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. RLJ does not carry insurance for generally uninsurable risks, including, but not limited to losses caused by riots, war or acts of God. In the opinion of RLJ's management, our hotels are adequately insured.

Employees

As of December 31, 2018, RLJ LP had 84 employees. Rangers and FelCor LP do not have any employees.

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

This Annual Report on Form 10-K and other reports filed with the SEC are available on the SEC's website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website address is www.sec.gov.

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

Our hotels are located in metropolitan and resort areas which may be susceptible to adverse market conditions, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Our hotel properties are operated by third-party hotel managers pursuant to management agreements. There are individual management agreements for all of our hotel properties.

Under the terms of the management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable laws and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While we closely monitor the performance and operations of the third-party hotel managers, we cannot assure you that the hotel managers will manage our hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the obligations under the franchise agreements our hotel properties are subject to. We also cannot assure you that the hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations. We do not have the authority to require any hotel to be operated in a particular manner (for instance, with respect to setting room rates). If RLJ believes that our hotel properties are not being operated efficiently, the general recourse under the management agreements our hotel properties are subject to is limited to termination upon sixty days' notice if RLJ believes the third-party managers are not performing adequately or are not operating our hotel properties in our best interests.

The success of our hotel properties depends largely on RLJ's ability to establish and maintain good relationships with the hotel managers. If RLJ is unable to maintain good relationships with the hotel managers, RLJ may be unable to renew existing management agreements or expand upon the relationships it has with them. Additionally, opportunities for developing new relationships with other hotel managers may be adversely affected. This, in turn, could have an adverse effect on our results of operations and RLJ's ability to execute its strategy through a change in brand or a change in hotel manager.

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

In the event that any of the management agreements our hotel properties are subject to are terminated, we can provide no assurances that a replacement manager can be found or that the franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels.

We are subject to the risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

The third-party management companies that manage our hotel properties are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, the hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. We are also subject to the risk of labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage or other benefits.

Restrictive covenants in certain of the management and franchise agreements our hotel properties are subject to contain provisions limiting or restricting the sale or financing of our hotels, which could have a material and adverse effect on us.

The management and franchise agreements typically contain restrictive covenants that limit or restrict our ability to sell or refinance a hotel without the consent of the management company or franchisor. Many of the franchise agreements our hotel properties are subject to provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the management company engaged to manage the hotel. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee is not a competitor of the management company or franchisor and the transferee assumes the related management and franchise agreements. If the management company or franchisor does not consent to the sale or financing of our hotels, we may be prohibited from taking actions that would otherwise be in our best interests.

Substantially all of our hotel properties operate under either Hilton, Wyndham or Marriott brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

28 of the 30 hotel properties that we owned as of December 31, 2018 utilize brands owned by Hilton, Wyndham or Marriott. As a result, our success is dependent in part on the continued success of Hilton, Wyndham or Marriott and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Hilton and/or Wyndham and/or Marriott is reduced or compromised, the goodwill associated with the Hilton-, Wyndham- or Marriott-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Hilton, Wyndham or Marriott were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Hilton and/or Wyndham and/or Marriott could, under certain circumstances, terminate the current franchise licenses that our hotel properties are subject to or decline to provide franchise licenses for our hotel properties in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotel properties could materially and adversely affect our financial condition and results of operations.

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"). Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or the redevelopment of additional hotel properties will require significant capital expenditures. If we are unable to obtain the capital necessary to make the required periodic capital expenditures and to renovate our hotel properties on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

Adverse global market and economic conditions and dislocations in the markets could cause us to recognize impairment losses, which could materially and adversely affect our business, financial condition and results of operations.

We continually monitor events or changes in circumstances that could indicate that the carrying values of our hotel properties may not be recoverable. When events or changes in circumstances indicate that the carrying value may not be recoverable, we assess the recoverability by determining whether the carrying value of the hotel properties will be recovered through the estimated undiscounted future cash flows which take into account current market conditions and out intent with respect to holding or disposing of the respective hotel property. If the estimated undiscounted future cash flows do not exceed the carrying value, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The resulting impairment loss could materially and adversely affect our business, financial condition and results of operations.

Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material and adverse effect on us.

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online room sharing services. We compete based on a number of factors, including location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities, customer service, and the availability of lodging and event space. Our competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in our competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2018, we had approximately $711.6 million of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2018, we had approximately $711.6 million of outstanding debt, of which approximately $85.0 million bears interest at variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows.

Because we anticipate that our operating cash will be adequate to repay only a portion of our debt at maturity, we expect that we will be required to repay debt through debt refinancings and/or offerings of our securities. The amount of our outstanding debt may adversely affect our ability to refinance our debt.

If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our hotels on disadvantageous terms, which may result in losses to us. In addition, if the prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would adversely affect our future operating results and liquidity.

Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risk that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult market, industry, or economic conditions;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to borrow more money for operations and capital improvements.

Replacement of the LIBOR benchmark interest rate could materially and adversely affect our business, financial condition, results of operations and cash flows.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become acceptable alternatives to LIBOR. The transition from LIBOR could create considerable costs and additional risk, which could materially and adversely impact our financial condition or results of operations.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs on favorable terms, or at all, which could materially and adversely affect us.

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

Our existing indebtedness contains covenants and our failure to comply with all covenants in our debt agreements could materially and adversely affect us.

Our existing indebtedness contains customary and financial covenants that may limit our ability to enter into future indebtedness. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our debt agreements, we could be materially and adversely affected.

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

•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which would mean that we and any other remaining partners generally would remain liable for the joint venture's liabilities; or

•
we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect RLJ's ability to qualify as a REIT, even though we do not control the joint venture.

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

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the compact full-service hotel segment and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Hilton, Wyndham and Marriott brands, will enjoy competitive advantages associated with operating under such brands. Our competitors may have similar or greater commercial and financial resources which allow them to improve their properties in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have greater financial and operational resources and access to capital, a lower cost of capital and greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

Our ownership of hotel properties with ground leases exposes us to the risks that we may be forced to sell such hotel properties for a lower price, we may have difficulties financing such hotel properties, we may be unable to renew a ground lease or we may lose such hotel properties upon breach of a ground lease.

As of December 31, 2018, six of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those eight hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Hilton, Wyndham and Marriott, some of our hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel property's profitability. If the bookings through these intermediaries increase, these Internet travel intermediaries may be able to negotiate higher commissions, reduced room rates, or other contract concessions from us, the managers, or the franchisors. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as a "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. The Internet travel intermediaries use extensive marketing so if consumers develop brand loyalties to the Internet reservation systems rather than to the brands pursuant to which our hotels are franchised, the value of our hotel properties could deteriorate and our business could be materially and adversely affected. In response to these Internet travel intermediaries, the hotel franchisors have launched initiatives to offer discounted room rates for booking on their websites, which could put downward pressure on room rates and revenue. Although most of our hotel properties' business is expected to be derived from traditional channels, if the amount of sales made through Internet travel intermediaries increases significantly, the commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.

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

Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We face possible risks associated with natural disasters, weather events, and the physical effects of climate change.

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our coastal markets could experience an increase in storm intensity and rising sea-levels, which could cause damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, and climate change will not have a material adverse effect on our hotel properties, operations or business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information.

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

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. In addition to the comprehensive property insurance, we maintain general liability insurance at all but two of our hotel properties. Our general liability insurance program has no deductible. The two hotel properties that do not participate in our general liability insurance program do participate in general liability insurance programs sponsored by two of our management companies, with no deductible. There can be no assurances that insurance coverage will be available at reasonable rates. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our coastal hotel properties each have a deductible of 5% of total insured value for a named storm. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

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

In addition, the insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing the mortgage loan. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover the potential losses. We may not have adequate coverage for such losses, which could have a material and adverse effect on us.

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

Our hotel properties are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties. Contamination at, on, under or emanating from our hotels also may expose us to liability to private parties for the costs of remediation and/or personal injury or property damage.

In addition, our hotel properties are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations. Our hotel properties incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with the applicable requirements.

Certain of our hotel properties contain ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

The liabilities and the costs associated with environmental contamination at our properties, defending against the claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional, new, or material environmental liabilities or that the current environmental condition of our hotels will not be affected by our operations, the condition of the properties in the vicinity of our hotels, or by third parties unrelated to us. The discovery of material environmental liabilities at our hotel properties could subject us to unanticipated costs, which could significantly reduce or eliminate our profitability.

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

Some of our hotel properties are subject to property tax reappraisal.

As a result of the Mergers, some of our hotel properties became subject to property tax reappraisal, which could increase our property tax expense and adversely affect our profitability. Certain of our hotel properties are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, certain additional hotel properties are located in jurisdictions where the property tax value is subject to a ceiling that is no longer applicable following the Mergers.

Risks Related to Taxes and the Mergers

Legislation modifying the rules applicable to partnership tax audits could materially and adversely affect us.

The Bipartisan Budget Act of 2015 (the "Act"), effective for tax years beginning after December 31, 2017, requires our partnership and any subsidiary partnership to pay any hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items due to an audit or other tax proceedings, unless the partnership elects an alternative method under which the taxes (and interest and penalties) resulting from any such adjustment are assessed at the partner level. Many uncertainties remain as to the application of the Act, including the application of the alternative tax assessment method to partners that are REITs, and the impact the Act will have on us. However, it is possible that the partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of the Act. If this were to occur, the partners of the partnership in question, in the year of adjustment, rather than the year under examination, would be allocated a share of that partnership's assessed tax liability, unless the partnership elects to use statutory provisions to allocate the impact to the partners of the partnership in the year under audit.

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution because:

•
FelCor would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes; and

•
The deemed sale of assets by FelCor in the REIT Merger would be subject to U.S. federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2018:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Massachusetts
	Embassy Suites Birmingham	242		Wyndham Boston Beacon Hill	304
Arizona			Minnesota
	Embassy Suites Phoenix - Biltmore	232		Embassy Suites Minneapolis - Airport	310
California			New Jersey
	Embassy Suites Los Angeles - International Airport South	349		Embassy Suites Secaucus - Meadowlands (2)	261
	Embassy Suites Mandalay Beach - Hotel & Resort	250	New York
	Embassy Suites Milpitas Silicon Valley	266		The Knickerbocker New York (3)	330
	Embassy Suites San Francisco Airport - South San Francisco	312	Pennsylvania
	Embassy Suites San Francisco Airport - Waterfront	340		Wyndham Philadelphia Historic District	364
	San Francisco Marriott Union Square	401		Wyndham Pittsburgh University Center	251
	Wyndham San Diego Bayside	600	South Carolina
	Wyndham Santa Monica At The Pier	132		Embassy Suites Myrtle Beach - Oceanfront Resort	255
Florida				Hilton Myrtle Beach Resort	385
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		The Mills House Wyndham Grand Hotel	216
	Embassy Suites Deerfield Beach - Resort & Spa	244	Texas
	Embassy Suites Fort Lauderdale 17th Street	361		DoubleTree Suites by Hilton Austin	188
	Embassy Suites Miami - International Airport	318		Embassy Suites Dallas - Love Field	248
	Embassy Suites Orlando - International Drive South/Convention Center	244		Wyndham Houston - Medical Center Hotel & Suites	287
Georgia
	Embassy Suites Atlanta - Buckhead	316
Louisiana
	Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Wyndham New Orleans - French Quarter	374

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting.

(2)	We own an indirect 50% ownership interest in the real estate at this hotel property, and we record the real estate interest using the equity method of accounting.

(3)	We own a 95% controlling ownership interest in this hotel property.

Management Agreements

In order for our parent, RLJ, to qualify as a REIT, it cannot directly or indirectly operate any of its hotel properties. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to lessees owned by TRS subsidiaries of RLJ LP (the “Lessees”), which in turn engage hotel property management companies to manage our hotel properties. As discussed in Note 2 to our accompanying consolidated financial statements, we distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of our equity interests in FelCor TRS, our consolidated financial statements do not include the financial information related to the Lessees' management agreements. Although the financial information related to the Lessees' management agreements is not included in our consolidated financial statements, the management agreements noted below are still in place at our hotel properties and we are dependent on the performance of the management companies to manage the operations of each of our hotel properties.

As of December 31, 2018, our 30 hotel properties were managed by six different management companies as follows:

Management Company	Number of Hotel Properties
Aimbridge Hospitality	1
Hilton Management and affiliates	18
Highgate Hotels	1
InterContinental Hotels Group	1
Marriott International, Inc.	1
Wyndham	8
30

All but three of the management agreements receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands.

The management agreements generally have initial terms that range from five to 20 years, and some provide for one or two automatic extension periods ranging from one to ten years. Each management company receives a base management fee generally between 2.0% and 3.0% of total revenues.

The management companies are also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after RLJ receives a priority return on its investment in the hotel property.

Each of the management agreements provides us with a right to terminate such management agreement if the management company fails to reach certain performance targets (as provided in the applicable management agreement). Certain management agreements also provide us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel property or for any reason upon payment of a stipulated termination fee. The management agreements are also generally terminable by either party upon material casualty, or condemnation of the hotel property, or the occurrence of certain customary events of default.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. RLJ recognizes the net operating income guaranties as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of December 31, 2018, two of our hotel properties were operated under franchise agreements with Embassy Suites. This number excludes the 27 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

As discussed in Note 2 to our accompanying consolidated financial statements, we distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of our equity interests in

FelCor TRS, our consolidated financial statements do not include the financial information related to the Lessees' franchise agreements. Although the financial information related to the Lessees' franchise agreements is not included in our consolidated financial statements, the franchise agreements noted below are still in-place at our hotel properties and we are dependent on the franchisors to provide our franchised hotels with brand recognition, marketing supporting and worldwide reservation systems.

Franchise agreements allow the hotel properties to operate under the respective brands. The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which the Lessees, as the franchisees, must follow. The franchise agreements require the Lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessees, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have an initial term of 15 years. Each of our franchise agreements require that we pay a royalty fee of 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue.

The franchise agreements also provide for termination at the applicable franchisor's option upon the occurrence of certain events, including the failure to pay royalties and fees, the failure to perform our obligations under the franchise license, bankruptcy and the abandonment of the franchise, or a change in control. The Lessees are responsible for making all payments under the applicable franchise agreement to the franchisor; however, we are required to guarantee the obligations under each of the franchise agreements. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide the franchisor the right to approve a change in the management company who manages the hotel.

TRS Leases

In order for our parent, RLJ, to qualify as a REIT, it cannot directly or indirectly operate any of its hotel properties. The Lessors lease our hotel properties to the Lessees under lease agreements. These lease agreements are known as the "TRS Leases." The Lessees are the parties to the existing management agreements with the third-party management companies at each of our hotel properties. The TRS Leases contain the following provisions:

Lease Terms

The TRS Leases have initial terms that generally range from three to five years and a majority of the leases can be renewed by the Lessees for three successive five-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, the TRS Leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs, or the applicable provisions of the Internal Revenue Code of 1986 are amended to permit us to operate our hotel properties. The TRS Leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.

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

The TRS Leases require the Lessees to pay rent, all costs and expenses, management fees, franchise fees, certain insurance policies and all utility and other charges incurred in the operation of the hotels. The TRS Leases also provide for rent reductions and abatements in the event of damage to, destruction, or a partial taking of, any hotel.

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

Ground Leases

As of December 31, 2018, six of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

Item 3.    Legal Proceedings

The nature of the operations of our hotels exposes our hotel properties, us, and RLJ to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business and the pension trust litigation matter noted in Note 10 to our accompanying consolidated financial statements, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since our August 31, 2017 acquisition by RLJ, 100% of the ownership interests of Rangers and FelCor LP are held by RLJ LP (either directly or indirectly). There is no established public trading market for equity of Rangers or FelCor LP.

Distribution Information

Our senior notes indentures limit our ability to pay dividends and make other payments based on our ability to satisfy certain financial requirements. We do not expect to make any dividends or other similar payments.

Item 6.    Selected Financial Data

The following selected financial information for Rangers and FelCor LP should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements as of December 31, 2018 and 2017 and for the Successor year ended December 31, 2018, the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor year ended December 31, 2016, and the related notes included elsewhere in this Annual Report on Form 10-K.

Our selected financial information as of December 31, 2018 and 2017, and for the Predecessor as of December 31, 2016, 2015, and 2014, and for the Successor year ended December 31, 2018, the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor years ended December 31, 2016, 2015, and 2014 has been derived from our audited historical financial statements.

As a result of the merger with RLJ, certain prior period amounts in the selected Predecessor financial information have been reclassified to conform to the financial statement presentation of the Company's parent company, RLJ. Refer to Note 3 to our accompanying consolidated financial statements for information on the reclassifications that were made to the the consolidated statements of operations and comprehensive income (loss).

Rangers Sub I, LLC

	Successor		Predecessor
(In thousands, except share and per share data)	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016	2015	2014

Statement of Operations Data:
Revenues
Room revenue	$—	$—	$425,682	$661,640	$673,276	$713,213
Other property revenue	217,597	81,259	125,833	205,314	212,978	208,374
Total revenues	217,597	81,259	551,515	866,954	886,254	921,587
Expenses
Room expense	—	—	112,813	171,883	172,252	188,465
Other property expense	—	—	239,556	379,282	400,007	417,646
Total property operating expenses	—	—	352,369	551,165	572,259	606,111
Depreciation and amortization	78,491	28,965	73,065	114,054	114,452	115,819
Impairment loss	—	—	35,109	26,459	20,861	—
Property tax, insurance and other	53,754	17,062	44,278	70,057	71,686	102,220
General and administrative	1,056	1,019	16,006	27,037	27,283	29,585
Transaction costs	2,186	4,193	68,248	—	—	—
Total operating expenses	135,487	51,239	589,075	788,772	806,541	853,735
Interest and other income	424	10	226	404	190	48
Interest expense	(37,930)	(19,270)	(51,690)	(78,244)	(79,142)	(90,743)
Related party interest expense	(708)	—	—	—	—	—
Gain (loss) on sale of hotel properties, net	18,423	(6,637)	(1,764)	6,322	19,426	66,762
Gain (loss) on extinguishment of indebtedness, net	11,266	—	(3,278)	—	(30,909)	(4,770)
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	73,585	4,123	(94,066)	6,664	(10,722)	39,149
Equity in income from unconsolidated joint ventures	1,395	661	1,074	1,533	7,833	5,010
Income tax expense	—	—	(499)	(873)	(1,245)	(660)
Gain on sale of investment in an unconsolidated entity, net	—	—	—	—	—	30,176
Gain from remeasurement of an unconsolidated entity, net	—	—	—	—	—	20,737
Gain on involuntary conversion/other	—	—	—	—	—	100
Net income (loss) from continuing operations	74,980	4,784	(93,491)	7,324	(4,134)	94,512
Discontinued operations	—	—	(3,415)	(3,131)	669	(360)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(159)	(157)	545	673	(4,157)	(697)
Net (income) loss attributable to noncontrolling interest in FelCor LP	(733)	(41)	495	93	194	(137)

Preferred distributions - consolidated joint venture	(1,483)	(496)	(979)	(1,461)	(1,437)	(1,219)
Preferred dividends	—	—	(16,744)	(25,115)	(36,234)	(38,712)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$72,605	$4,090	$(113,589)	$(21,617)	$(45,099)	$53,387

Basic and diluted per common share data:
(Loss) income from continuing operations per share attributable to common shareholders			$(0.80)	$(0.13)	$(0.33)	$0.43
Net (loss) income per share attributable to common shareholders			$(0.83)	$(0.16)	$(0.33)	$0.43
Weighted-average shares - basic			137,331,743	138,128,165	137,730,438	124,158,324
Weighted-average shares - diluted			137,331,743	138,128,165	137,730,438	124,891,743
Dividends declared per share			$0.16	$0.24	$0.18	$0.10

(1)
Income allocated to the noncontrolling interest in the Operating Partnership has been excluded from the numerator, and the OP units of the Operating Partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

	Successor		Predecessor
	As of December 31,
	2018	2017	2016	2015	2014
		(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,123,423	$2,497,880	$1,566,823	$1,729,531	$1,599,791
Cash and cash equivalents	$21,351	$14,728	$47,317	$59,786	$47,147
Total assets	$2,233,195	$2,743,774	$1,707,092	$1,865,912	$2,104,658
Debt, net	$626,628	$1,299,105	$1,338,326	$1,409,889	$1,585,867
Related party debt	$85,000	$—	$—	$—	$—
Total liabilities	$757,606	$1,373,415	$1,469,621	$1,550,303	$1,735,175
Total equity	$1,475,589	$1,370,359	$232,583	$311,145	$362,867

FelCor Lodging Limited Partnership

	Successor		Predecessor
(In thousands, except share and per share data)	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016	2015	2014

Statement of Operations Data:
Revenues
Room revenue	$—	$—	$425,682	$661,640	$673,276	$713,213
Other property revenue	217,597	81,259	125,833	205,314	212,978	208,374
Total revenues	217,597	81,259	551,515	866,954	886,254	921,587
Expenses
Room expense	—	—	112,813	171,883	172,252	188,465
Other property expense	—	—	239,556	379,282	400,007	417,646
Total property operating expenses	—	—	352,369	551,165	572,259	606,111
Depreciation and amortization	78,491	28,965	73,065	114,054	114,452	115,819
Impairment loss	—	—	35,109	26,459	20,861	—
Property tax, insurance and other	53,754	17,062	44,278	70,057	71,686	102,220
General and administrative	1,056	1,019	16,006	27,037	27,283	29,585
Transaction costs	2,186	4,193	68,248	—	—	—
Total operating expenses	135,487	51,239	589,075	788,772	806,541	853,735
Interest and other income	424	10	226	404	190	48
Interest expense	(37,930)	(19,270)	(51,690)	(78,244)	(79,142)	(90,743)
Related party interest expense	(708)	—	—	—	—	—
Gain (loss) on sale of hotel properties, net	18,423	(6,637)	(1,764)	6,322	19,426	66,762
Gain (loss) on extinguishment of indebtedness, net	11,266	—	(3,278)	—	(30,909)	(4,770)
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	73,585	4,123	(94,066)	6,664	(10,722)	39,149
Equity in income from unconsolidated joint ventures	1,395	661	1,074	1,533	7,833	5,010
Income tax expense	—	—	(499)	(873)	(1,245)	(660)
Gain on sale of investment in an unconsolidated entity, net	—	—	—	—	—	30,176
Gain from remeasurement of an unconsolidated entity, net	—	—	—	—	—	20,737
Gain on involuntary conversion/other	—	—	—	—	—	100
Net income (loss) from continuing operations	74,980	4,784	(93,491)	7,324	(4,134)	94,512
Discontinued operations	—	—	(3,415)	(3,131)	669	(360)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(159)	(157)	545	673	(4,157)	(697)
Preferred distributions - consolidated joint venture	(1,483)	(496)	(979)	(1,461)	(1,437)	(1,219)

Preferred distributions	—	—	(16,744)	(25,115)	(36,234)	(38,712)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$73,338	$4,131	$(114,084)	$(21,710)	$(45,293)	$53,524

Basic and diluted per common unit data:
(Loss) income from continuing operations per unit attributable to common unitholders			$(0.80)	$(0.13)	$(0.33)	$0.43
Net (loss) income per unit attributable to common unitholders			$(0.83)	$(0.16)	$(0.33)	$0.43
Weighted-average number of common units - basic			137,941,926	138,739,214	138,341,900	124,772,194
Weighted-average number of common units - diluted			137,941,926	138,739,214	138,341,900	125,510,751
Distributions declared per common unit			$0.16	$0.24	$0.18	$0.10

	Successor		Predecessor
	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,123,423	$2,497,880	$1,566,823	$1,729,531	$1,599,791
Cash and cash equivalents	$21,351	$14,728	$47,317	$59,786	$47,147
Total assets	$2,233,195	$2,743,774	$1,707,092	$1,865,912	$2,104,658
Debt, net	$626,628	$1,299,105	$1,338,326	$1,409,889	$1,585,867
Related party debt	$85,000	$—	$—	$—	$—
Total liabilities	$757,606	$1,373,415	$1,469,621	$1,550,303	$1,735,175
Total partners' capital	$1,475,589	$1,370,359	$232,583	$311,145	$362,867

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the related notes included thereto, and Item 1A., "Risk Factors" all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

Rangers is a Maryland limited liability company that, through FelCor LP, owns hotel properties and conducts other business. Substantially all of Rangers' assets and liabilities are held by, and all of its operations are conducted through, FelCor LP. 100% of the ownership interests of Rangers are held by RLJ LP, which is the operating partnership of RLJ. Rangers indirectly owns a 99% partnership interest in FelCor LP. Rangers GP, a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP.

Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists and interest rates are rising, we remain cautiously optimistic that positive employment trends, high consumer confidence, and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply and signs of slowing economic growth, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

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

On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The combined company, headquartered in Bethesda, Maryland, continues to be led by RLJ's senior management team. As of December 31, 2018, we owned 30 hotel properties with approximately 8,800 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 27 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 28 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 29 of our 30 hotel properties to subsidiaries of RLJ LP.

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

Our Revenues and Expenses

Our revenues are derived from rental income received under lease agreements with related parties, which contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue, and other revenue at the hotel properties.

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

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that was prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotel properties in our portfolio to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

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

•	Supply — The development of new hotels is driven largely by construction costs, the availability of financing, the expected performance of existing hotels and other lodging options.
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Hilton, Wyndham and Marriott hotel brands.

•	Revenues — Substantially all of our revenues are derived from the operation of hotels. Specifically, our revenues are comprised of:

◦	Room revenue — For the Predecessor period, occupancy and ADR were the major drivers of room revenue. Room revenue accounted for the majority of our total revenues.

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

•	Property Operating Expenses — The components of our property operating expenses are as follows:

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

◦
Management and franchise fee expense — For the Predecessor period, a base management fee was computed as a percentage of gross hotel revenues. An incentive management fee was typically paid when the hotel's operating income exceeded certain thresholds, and it was generally calculated as a percentage of hotel operating income after we received a priority return on our investment in the hotel. A franchise fee was computed as a percentage of room revenue, plus an additional percentage of room revenue for marketing, central reservation systems and other franchisor costs. For a more in depth discussion of the management and franchise fees, please refer to the "Our Hotel Properties — Management Agreements" and "Our Hotel Properties — Franchise Agreements" sections.

◦
Other operating expense — For the Predecessor period, these expenses included labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.

Most categories of variable operating expenses, including labor costs, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in certain categories of operating costs and expenses, such as management fees, franchise fees, travel agency commissions, and credit card processing fees, all of which are based on hotel revenues. Therefore, changes in ADR have a more significant impact on operating margins than changes in occupancy.

2018 Significant Activities

During the year ended December 31, 2018, the following significant activities took place:

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•	In July 2018, we sold the Embassy Suites Napa Valley in Napa, California for $102.0 million.

•	In August 2018, we sold The Vinoy Renaissance St. Petersburg Resort & Golf Club in St. Petersburg, Florida for $185.0 million.

•	In September 2018, we sold the DoubleTree by Hilton Burlington Vermont in Burlington, Vermont for $35.0 million.

•	In October 2018, we sold the Holiday Inn San Francisco - Fisherman's Wharf in San Francisco, California for $75.3 million.

Results of Operations

At December 31, 2018, 2017, and 2016, we owned 30, 36, and 39 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the twelve months ended December 31, 2018, 2017, and 2016.

For the comparison between the years ended December 31, 2018 and 2017, the non-comparable hotel properties include nine dispositions that were completed between January 1, 2017 and December 31, 2018.

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

Comparison of the year ended December 31, 2018 to the Successor period of September 1, 2017 through December 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,
	2018	2017	2017	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$—	$—	$425,682	$(425,682)	(100.0)%
Food and beverage revenue	—	—	90,572	(90,572)	(100.0)%
Related party lease revenue	217,597	81,259	—	136,338	—%
Other revenue	—	—	35,261	(35,261)	(100.0)%
Total revenues	217,597	81,259	551,515	(415,177)	(65.6)%
Expenses
Operating expenses
Room expense	—	—	112,813	(112,813)	(100.0)%
Food and beverage expense	—	—	71,828	(71,828)	(100.0)%
Management and franchise fee expense	—	—	19,901	(19,901)	(100.0)%
Other operating expense	—	—	147,827	(147,827)	(100.0)%
Total property operating expenses	—	—	352,369	(352,369)	(100.0)%
Depreciation and amortization	78,491	28,965	73,065	(23,539)	(23.1)%
Impairment loss	—	—	35,109	(35,109)	(100.0)%
Property tax, insurance and other	53,754	17,062	44,278	(7,586)	(12.4)%
General and administrative	1,056	1,019	16,006	(15,969)	(93.8)%
Transaction costs	2,186	4,193	68,248	(70,255)	(97.0)%
Total operating expenses	135,487	51,239	589,075	(504,827)	(78.8)%
Other income	113	—	100	13	13.0%
Interest income	311	10	126	175	—%
Interest expense	(37,930)	(19,270)	(51,690)	33,030	(46.5)%
Related party interest expense	(708)	—	—	(708)	100.0%
Gain (loss) on sale of hotel properties, net	18,423	(6,637)	(1,764)	26,824	—%
Gain (loss) on extinguishment of indebtedness, net	11,266	—	(3,278)	14,544	—%
Income (loss) before equity in income from unconsolidated joint ventures	73,585	4,123	(94,066)	163,528	—%
Equity in income from unconsolidated joint ventures	1,395	661	1,074	(340)	(19.6)%
Income (loss) before income tax expense	74,980	4,784	(92,992)	163,188	—%
Income tax expense	—	—	(499)	499	(100.0)%
Income (loss) from continuing operations	74,980	4,784	(93,491)	163,687	—%
Loss from discontinued operations	—	—	(3,415)	3,415	(100.0)%
Net income (loss) and comprehensive income (loss)	74,980	4,784	(96,906)	167,102	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(159)	(157)	545	(547)	—%

Noncontrolling interest in FelCor LP	(733)	(41)	495	(1,187)	—%
Preferred distributions - consolidated joint venture	(1,483)	(496)	(979)	(8)	0.5%
Net income (loss) and comprehensive income (loss) attributable to Rangers	72,605	4,090	(96,845)	165,360	—%
Preferred dividends	—	—	(16,744)	16,744	(100.0)%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$72,605	$4,090	$(113,589)	$182,104	—%

Revenues

Total revenues for the year ended December 31, 2018 decreased $415.2 million, or 65.6%, to $217.6 million from $632.8 million for the year ended December 31, 2017 ($81.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $551.5 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease was the result of a $425.7 million decrease in room revenue, a $90.6 million decrease in food and beverage revenue, and a $35.3 million decrease in other revenue, which were partially offset by a $136.3 million increase in related party lease revenue.

Room Revenue

Room revenue for the year ended December 31, 2018 decreased $425.7 million, or 100.0%, from the year ended December 31, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Food and Beverage Revenue

Food and beverage revenue for the year ended December 31, 2018 decreased $90.6 million, or 100.0%, from the year ended December 31, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Related Party Lease Revenue

Related party lease revenue for the year ended December 31, 2018 increased $136.3 million to $217.6 million from $81.3 million for the year ended December 31, 2017 ($81.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $0.0 million for the Predecessor period of January 1, 2017 through August 31, 2017). The recognition of related party lease revenue in the Successor period as compared to the Predecessor period is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the year ended December 31, 2018 decreased $35.3 million, or 100.0%, from the year ended December 31, 2017.  The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2018 decreased $352.4 million, or 100.0%, from the year ended December 31, 2017. The decrease was the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2018 decreased $23.5 million, or 23.1%, to $78.5 million from $102.1 million for the year ended December 31, 2017 ($29.0 million for the Successor period of September 1, 2017 through December 31, 2017 and $73.1 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease was primarily the result of a $16.8 million decrease in depreciation and amortization expense associated with the hotel properties that were sold during the comparative period and a $6.7 million decrease in depreciation and amortization expense as a result of the pushdown accounting for the new basis of accounting established by RLJ for the assets acquired in the Mergers.

Impairment Loss

During the Predecessor period of January 1, 2017 through August 31, 2017, we recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, we recorded a $24.8 million impairment loss on one hotel property based on third-party offers to purchase the hotel property and observable market data on transactions involving hotel properties in similar locations. At June 30, 2017, two hotel properties, including the hotel property that was previously impaired in March 2017, were classified as held for sale on the consolidated balance sheet. We recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the year ended December 31, 2018 decreased $7.6 million, or 12.4%, to $53.8 million from $61.3 million for the year ended December 31, 2017 ($17.1 million for the Successor period of September 1, 2017 through December 31, 2017 and $44.3 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease was primarily the result of a decrease in property tax, insurance and other expense associated with hotel properties that were sold during the comparative period, which was partially offset by an increase in property tax expense as a result of property tax reassessments in certain jurisdictions as a result of the Merger with RLJ.

General and Administrative

General and administrative expense for the year ended December 31, 2018 decreased $16.0 million, or 93.8%, to $1.1 million from $17.0 million for the year ended December 31, 2017 ($1.0 million for the Successor period of September 1, 2017 through December 31, 2017 and $16.0 million for the Predecessor period of January 1, 2017 through August 31, 2017).  The decrease in general and administrative expense was primarily attributable to the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements. The Merger with RLJ resulted in a decrease in both compensation expense and other general and administrative expenses. The decrease in other general and administrative expense was primarily attributable to a decrease of $0.9 million related to the receipts of prior year employee tax credits during the year ended December 31, 2018.

Transaction Costs

Transaction costs for the year ended December 31, 2018 decreased $70.3 million, or 97.0%, to $2.2 million from $72.4 million for the year ended December 31, 2017 ($4.2 million for the Successor period of September 1, 2017 through December 31, 2017 and $68.2 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease in transaction costs in 2018 was primarily attributable to a decrease of approximately $70.3 million in transaction and integration costs related to the Mergers in 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 decreased $33.0 million, or 46.5%, to $37.9 million from $71.0 million for the year ended December 31, 2017 ($19.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $51.7 million for the Predecessor period of January 1, 2017 through August 31, 2017). The decrease in interest expense was due to a lower average debt balance during the year ended December 31, 2018. The lower average debt balance was a result of the redemption of the senior secured notes in March 2018, the early payoff of a mortgage loan which encumbered a hotel property that was sold during the year ended December 31, 2018, and scheduled mortgage loans principal payments. In addition, the decrease in interest expense was the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements.

Gain (Loss) on Sale of Hotel Properties, net

During the year ended December 31, 2018, we recognized a net gain on the sale of hotel properties of $18.4 million, which was primarily due to the sale of six hotel properties. During the year ended December 31, 2017, we recognized a net loss on the sale of hotel properties of $8.4 million (a loss of $6.6 million for the Successor period of September 1, 2017 through December 31, 2017 and a loss of $1.8 million for the Predecessor period of January 1, 2017 through August 31, 2017), which was primarily due to the sale of three hotel properties.

Gain (Loss) on Extinguishment of Indebtedness, net

During the year ended December 31, 2018, we recognized a net gain on extinguishment of indebtedness of approximately $11.3 million. In March 2018, we recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. In July 2018, we recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that was secured by a hotel property that was sold during the year ended December 31, 2018. During the Predecessor period of January 1, 2017 through August 31, 2017, we recognized a $3.3 million loss on extinguishment of indebtedness as a result of writing off the unamortized deferred financing costs in connection with the termination of our line of credit agreement.

Comparison of the Successor period of September 1, 2017 through December 31, 2017 and the Predecessor period of January 1, 2017 through August 31, 2017 to the Predecessor year ended December 31, 2016

	Successor	Predecessor
	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2017	2017	2016	$ Change	% Change
		(amounts in thousands)
Revenues
Operating revenues
Room revenue	$—	$425,682	$661,640	$(235,958)	(35.7)%
Food and beverage revenue	—	90,572	155,227	(64,655)	(41.7)%
Related party lease revenue	81,259	—	—	81,259	100.0%
Other revenue	—	35,261	50,087	(14,826)	(29.6)%
Total revenues	81,259	551,515	866,954	(234,180)	(27.0)%
Expenses
Operating expenses
Room expense	—	112,813	171,883	(59,070)	(34.4)%
Food and beverage expense	—	71,828	119,047	(47,219)	(39.7)%
Management and franchise fee expense	—	19,901	32,935	(13,034)	(39.6)%
Other operating expense	—	147,827	227,300	(79,473)	(35.0)%
Total property operating expenses	—	352,369	551,165	(198,796)	(36.1)%
Depreciation and amortization	28,965	73,065	114,054	(12,024)	(10.5)%
Impairment loss	—	35,109	26,459	8,650	32.7%
Property tax, insurance and other	17,062	44,278	70,057	(8,717)	(12.4)%
General and administrative	1,019	16,006	27,037	(10,012)	(37.0)%
Transaction costs	4,193	68,248	—	72,441	100.0%
Total operating expenses	51,239	589,075	788,772	(148,458)	(18.8)%
Other income	—	100	342	(242)	(70.8)%
Interest income	10	126	62	74	—%
Interest expense	(19,270)	(51,690)	(78,244)	7,284	9.3%
(Loss) gain on sale of hotel properties	(6,637)	(1,764)	6,322	(14,723)	—%
Loss on extinguishment of indebtedness	—	(3,278)	—	(3,278)	100.0%
Income (loss) before equity in income from unconsolidated joint ventures	4,123	(94,066)	6,664	(96,607)	—%
Equity in income from unconsolidated joint ventures	661	1,074	1,533	202	13.2%
Income (loss) before income tax expense	4,784	(92,992)	8,197	(96,405)	—%
Income tax expense	—	(499)	(873)	374	42.8%
Income (loss) from continuing operations	4,784	(93,491)	7,324	(96,031)	—%
Loss from discontinued operations	—	(3,415)	(3,131)	(284)	(9.1)%
Net income (loss) and comprehensive income (loss)	4,784	(96,906)	4,193	(96,315)	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(157)	545	673	(285)	(42.3)%
Noncontrolling interest in FelCor LP	(41)	495	93	361	—%
Preferred distributions - consolidated joint venture	(496)	(979)	(1,461)	(14)	(1.0)%

Net income (loss) and comprehensive income (loss) attributable to Rangers	4,090	(96,845)	3,498	(96,253)	—%
Preferred dividends	—	(16,744)	(25,115)	8,371	33.3%
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$4,090	$(113,589)	$(21,617)	$(87,882)	—%

Revenues

Total revenues for the year ended December 31, 2017 decreased $234.2 million, or 27.0%, to $632.8 million ($81.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $551.5 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $867.0 million for the Predecessor year ended December 31, 2016. The decrease was the result of a $236.0 million decrease in room revenue, a $64.7 million decrease in food and beverage revenue and a $14.8 million decrease in other revenue, which were partially offset by an $81.3 million increase in related party lease revenue.

Room Revenue

Room revenue for the year ended December 31, 2017 decreased $236.0 million, or 35.7%, to $425.7 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $425.7 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $661.6 million for the Predecessor year ended December 31, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, and a decrease in room revenue associated with hotel properties that were sold during the comparative period.

Food and Beverage Revenue

Food and beverage revenue for the year ended December 31, 2017 decreased $64.7 million, or 41.7%, to $90.6 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $90.6 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $155.2 million for the Predecessor year ended December 31, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, and a decrease in food and beverage revenue associated with hotel properties that were sold during the comparative period.

Related Party Lease Revenue

We recognized approximately $81.3 million of related party lease revenue during the Successor period of September 1, 2017 through December 31, 2017. The recognition of related party lease revenue in the Successor period as compared to the Predecessor periods is the result of the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool, and other resort fees, gift shop sales and other guest service fees, for the year ended December 31, 2017 decreased $14.8 million, or 29.6%, to $35.3 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $35.3 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $50.1 million for the Predecessor year ended December 31, 2016.  The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, and a decrease in other revenue associated with hotel properties that were sold during the comparative period.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2017 decreased $198.8 million, or 36.1%, to $352.4 million (zero for the Successor period of September 1, 2017 through December 31, 2017 and $352.4 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $551.2 million for the Predecessor year ended December 31, 2016. The decrease was primarily the result of the Mergers on August 31, 2017 and the Company distributing its equity interests in FelCor TRS to RLJ LP immediately after the consummation of the Mergers, as noted in Note 2 to our accompanying consolidated financial statements, and a decrease in property operating expenses associated with hotel properties that were sold during the comparative period.

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

Impairment Loss

During the Predecessor period of January 1, 2017 through August 31, 2017, we recorded a total impairment loss of $35.1 million related to two hotel properties. In March 2017, we recorded a $24.8 million impairment loss on one hotel property based on third-party offers to purchase the hotel property and observable market data on transactions involving hotel properties in similar locations. At June 30, 2017, two hotel properties, including the hotel property that was previously impaired in March 2017, were classified as held for sale on the consolidated balance sheet. We recorded an additional impairment loss of $10.3 million on these two hotel properties in order to reflect the contractual sale prices, less the estimated costs to sell. During the Predecessor year ended December 31, 2016, we recognized an impairment loss of $26.5 million on two hotel properties based on third-party offers to purchase the hotel properties and observable market data on transactions involving hotel properties in similar locations.

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

General and Administrative

General and administrative expense for the year ended December 31, 2017 decreased $10.0 million, or 37.0%, to $17.0 million ($1.0 million for the Successor period of September 1, 2017 through December 31, 2017 and $16.0 million for the Predecessor period of January 1, 2017 through August 31, 2017) from $27.0 million for the Predecessor year ended December 31, 2016.  The decrease in general and administrative expense was primarily due to a decrease in compensation expense that was a result of the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements.

Transaction Costs

We recognized approximately $4.2 million of transaction costs in the Successor period of September 1, 2017 through December 31, 2017 and approximately $68.2 million of transaction costs in the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs were primarily attributable to legal, accounting, financial advisory, severance, and other transaction costs related to the Mergers.

Interest Expense

Interest expense for the year ended December 31, 2017 decreased $7.3 million, or 9.3%, to $71.0 million ($19.3 million for the Successor period of September 1, 2017 through December 31, 2017 and $51.7 million for the Predecessor period of January

1, 2017 through August 31, 2017) from $78.2 million for the Predecessor year ended December 31, 2016.  The decrease in interest expense is primarily the result of the amortization of fair value adjustments on the Senior Notes and the mortgage loans that were recognized at fair value in the Mergers on August 31, 2017, as noted in Note 2 to our accompanying consolidated financial statements.

(Loss) Gain on Sale of Hotel Properties

During the year ended December 31, 2017, we recognized a net loss on the sale of hotel properties of $8.4 million (a loss of $6.6 million for the Successor period of September 1, 2017 through December 31, 2017 and a loss of $1.8 million for the Predecessor period of January 1, 2017 through August 31, 2017), which was primarily due to the sale of three hotel properties. During the year ended December 31, 2016, we recognized a net gain on the sale of hotel properties of $6.3 million, which was primarily due to the sale of two hotel properties.

Loss on Extinguishment of Indebtedness

We recognized a $3.3 million loss on extinguishment of indebtedness during the Predecessor period of January 1, 2017 through August 31, 2017 as a result of writing off the unamortized deferring financing costs in connection with the termination of our line of credit agreement.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	corporate and other general and administrative expenses.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, and proceeds from the sale of hotel properties.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, the proceeds from the sale of hotel properties, and if necessary, related party borrowings from RLJ that would be funded from RLJ's revolving credit facility.

Sources and Uses of Cash

As of December 31, 2018, we had $24.6 million of cash, cash equivalents and restricted cash reserves as compared to $18.0 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $173.2 million for the year ended December 31, 2018. The net cash flow used in operating activities totaled $72.2 million for the Successor period of September 1, 2017 through December 31, 2017. The net cash flow provided by operating activities totaled $99.3 million and $134.9 million for the Predecessor period of January 1, 2017 through August 31, 2017 and the Predecessor year ended December 31, 2016, respectively.

For the Successor period, our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. For the Predecessor period, our cash flows provided by operating activities generally consisted of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes.

Refer to the "Results of Operations" section for further discussion of our operating results for the year ended December 31, 2018, the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and the Predecessor year ended December 31, 2016.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $370.9 million for the year ended December 31, 2018 primarily due to $445.3 million of net cash proceeds from the sale of six hotel properties. The net cash flow provided by investing activities was partially offset by $74.4 million in capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $142.3 million for the Successor period of September 1, 2017 through December 31, 2017 primarily due to $165.9 million in net proceeds from the sale of one hotel property. The net cash flow provided by investing activities was partially offset by $23.6 million in capital improvements and additions to our hotel properties.

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

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $537.6 million for the year ended December 31, 2018 primarily due to $698.8 million in distributions to members, a payment of approximately $539.0 million to redeem the senior secured notes, $113.1 million in repayments of mortgage loans, and $2.7 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $732.3 million in contributions from members and $85.0 million in related party borrowings.

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

The net cash flow used in financing activities totaled $112.2 million for the Predecessor period of January 1, 2017 through August 31, 2017 primarily due to $121.7 million in repayments on debt borrowings, $49.8 million in distributions to common and preferred stockholders, and $6.4 million paid to repurchase common shares to satisfy employee tax withholding requirements. The net cash flow used in financing activities was partially offset by $66.0 million in additional borrowings under the line of credit.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2018, approximately $1.0 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2018, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.0 million of non-recourse mortgage debt, of which our pro rata portion was $10.5 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2018 (in thousands):

Obligations and Commitments	2019 (2)	2020	2021	2022	2023	Thereafter	Total
Senior Notes and interest (1)	$28,500	$28,500	$28,500	$28,500	$28,500	$515,375	$657,875
Mortgage loans and interest (1)	7,762	8,469	8,469	116,051	—	—	140,751
Related party mortgage loan and interest (1)	4,677	4,677	4,677	4,677	89,068	—	107,776
Ground rent	4,089	4,097	4,105	4,113	4,122	109,008	129,534
Operating lease obligations	774	787	804	854	868	10,010	14,097
	$45,802	$46,530	$46,555	$154,195	$122,558	$634,393	$1,050,033

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2018.

(2)	Excludes a payment of $45.6 million in February 2019 to fully redeem the preferred equity under the EB-5 Immigrant Investor Program.

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

Investment in Hotel Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E and inventory. We may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements, and advanced bookings.  We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

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

In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider the "held for sale" classification on the consolidated balance sheet until it is expected to qualify for recognition as a completed sale within one year and the other requisite criteria for such classification have been met.  We do not depreciate assets so long as they are classified as held for sale.  Upon designation as held for sale and quarterly thereafter, we review the realizability of the carrying value, less costs to sell, in accordance with the guidance.  Any such adjustment to the carrying value is recorded as an impairment loss.

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties.

Revenue

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

For the Predecessor period, our revenues consisted of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). These revenues were recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts were recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues were recorded on an accrual basis as they were earned. An allowance for doubtful accounts was our best estimate of the amount of probable credit losses in the accounts receivable portfolio and it was recorded as bad debt expense. The allowance for doubtful accounts was calculated as a percentage of the aged accounts receivable. Any cash received prior to a guest's arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2018, we had approximately $85.0 million of total variable rate related party debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 5.50% per annum. As of December 31, 2018, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$2,357	$2,670	$2,824	$110,997	$—	$475,000	$593,848
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	—%	6.00%	5.79%
Variable rate debt - related party debt	$—	$—	$—	$—	$85,000	$—	$85,000
Weighted-average interest rate	—%	—%	—%	—%	5.50%	—%	5.50%
Total	$2,357	$2,670	$2,824	$110,997	$85,000	$475,000	$678,848

(1)	Excludes a total of $32.8 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of December 31, 2018, the estimated fair value of our fixed rate debt was $613.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $29.9 million.

Item 8.    Financial Statements and Supplementary Data
Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.            Controls and Procedures

Rangers

Evaluation of Disclosure Controls and Procedures

Rangers' management has evaluated, under the supervision and with the participation of the Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of Rangers, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers' Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, Rangers' disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers' management, including Rangers' Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Rangers' management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers' management has concluded that, as of December 31, 2018, its internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

The management of Rangers GP, the sole general partner of FelCor LP, has evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of FelCor LP, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, FelCor LP's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers GP's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The management of Rangers GP, the sole general partner of FelCor LP, assessed the effectiveness of FelCor LP's internal control over financial reporting as of December 31, 2018. In making this assessment, Rangers GP's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers GP's management has concluded that, as of December 31, 2018, FelCor LP's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                     Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Not applicable.

Executive Officers

The following table sets forth certain information concerning the executive officers of Rangers and Rangers GP, the sole general partner of FelCor LP:

Name	Age (1)	Title
Leslie D. Hale	46	President and Chief Executive Officer
Sean M. Mahoney	47	Executive Vice President, Chief Financial Officer and Treasurer

(1)	Age as of March 1, 2019.

Leslie D. Hale has served as the President and Chief Executive Officer of Rangers and Rangers GP since August 22, 2018. She has served as the President and Chief Executive Officer of RLJ since August 22, 2018. Prior to her present roles, Ms. Hale served as the Executive Vice President and Chief Financial Officer of Rangers and Rangers GP since August 31, 2017 and as the Chief Operating Officer, Chief Financial Officer and Executive Vice President of RLJ since July 2016. Ms. Hale previously served as Chief Financial Officer, Treasurer and Executive Vice President of RLJ since February 2013. She previously served as chief financial officer and senior vice president of real estate and finance of RLJ Development from 2007 until the formation of the Company, when she became the Company’s chief financial officer, treasurer and senior vice president. She previously was the vice president of real estate and finance for RLJ Development from 2006 to September 2007 and director of real estate and finance from 2005 until her 2006 promotion. In these positions, Ms. Hale was responsible for the finance, tax, treasury and portfolio management functions as well as executing all real estate transactions. From 2002 to 2005, she held several positions within the global financial services division of General Electric Corp., including as a vice president in the business development group of GE Commercial Finance, and as an associate director in the GE Real Estate strategic capital group. Prior to that, she was an investment banker at Goldman, Sachs & Co. Ms. Hale received her Bachelor of Business Administration degree from Howard University and her Master of Business Administration degree from Harvard Business School. Ms. Hale serves on the board of directors of Macy’s Inc. (NYSE: M) and is a member of the Howard University Board of Trustees.

Sean M. Mahoney has served as the Executive Vice President, Chief Financial Officer and Treasurer of Rangers and Rangers GP since August 22, 2018. He has also served as the Executive Vice President, Chief Financial Officer and Treasurer of RLJ since August 1, 2018. Mr. Mahoney previously served as executive vice president, chief financial officer and treasurer of DiamondRock Hospitality Company from September 2008 to March 2018 and previously served as senior vice president, chief accounting officer and corporate controller from August 2004 to September 2008. Earlier in his career, he worked in the audit practices of Arthur Andersen, KPMG and Ernst & Young. Mr. Mahoney received a B.S. in accounting from Syracuse University in 1993.

Code of Ethics

We do not have our own code of ethics, as we are wholly-owned subsidiaries of RLJ LP. Instead, our executive officers and employees adhere to RLJ’s Code of Business Conduct and Ethics. For more information on RLJ’s Code of Business Conduct and Ethics, please refer to RLJ’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders.

Corporate Governance

Not applicable.

Item 11.    Executive Compensation

Our executive officers are not compensated for their roles at Rangers and Rangers GP. RLJ provides compensation to our executive officers for their roles at RLJ and such compensation is governed by the policies and principals of the RLJ compensation program established by the Compensation Committee of the RLJ Board of Trustees. For more information on RLJ’s executive compensation, please refer to RLJ’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

Since our August 31, 2017 acquisition by RLJ, 100% of the ownership interests of Rangers and FelCor LP are held by RLJ LP (either directly or indirectly).

Item 13.    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Our hotel properties are leased by the Lessors to the Lessees. Therefore, the TRS Leases are between related parties. The revenue earned under the TRS Leases for the year ended December 31, 2018 was $217.6 million. The revenue earned under the TRS Leases for the Successor period of September 1, 2017 through December 31, 2017 was $81.3 million. This revenue is based on a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue and other revenue at the hotel properties.

On November 5, 2018, RLJ LP paid off a mortgage loan in full which had encumbered one hotel property owned by the Company's consolidated joint venture. In connection with the mortgage loan payoff, the Company's consolidated joint venture entered into an $85.0 million related party loan with RLJ LP. The related party loan has an interest rate of LIBOR + 3.00% and a maturity date of November 9, 2023. The related party loan requires payments of interest only through maturity. The hotel property owned by the Company's consolidated joint venture is encumbered by the related party loan.

Director Independence

Not applicable.

Item 14.    Principal Accountant Fees and Services

Our consolidated financial statements for the years ended December 31, 2018 and 2017 have been audited by PricewaterhouseCoopers LLP, which served as our independent registered public accounting firm for these years.  The fees billed by PricewaterhouseCoopers LLP for the services performed for the year ended December 31, 2018 and for the Successor period of September 1, 2017 through December 31, 2017 are included as part of the fees billed by PricewaterhouseCoopers LLP for the audit of RLJ’s consolidated financial statements for the years ended December 31, 2018 and 2017, which are included in RLJ’s definitive Proxy Statements for its 2019 and 2018 Annual Meetings of Shareholders.

The following table summarizes the fees billed by PricewaterhouseCoopers LLP for the services performed for the Predecessor period of January 1, 2017 through August 31, 2017 (in thousands):

Predecessor
January 1 through August 31,
2017
Audit fees (1)	$80
All other fees (2)	21
Total	$101

(1)
The audit fees for 2017 include the fees for services rendered for the audit of our consolidated financial statements and the report on the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and other services related to SEC matters.

(2)	The other fees for 2017 include due diligence services related to the Mergers with RLJ.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1

(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-64 through F-66:
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

RANGERS SUB I, LLC

Dated: March 1, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: March 1, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: March 1, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: March 1, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: March 1, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: March 1, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Item 8.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rangers Sub I, LLC and its subsidiaries (the "Company") (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity, and of cash flows for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 1, 2019

We have served as the Company's auditor since 1994.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FelCor Lodging Limited Partnership and its subsidiaries (the "Company") (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), of partners' capital, and of cash flows for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 1, 2019

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Rangers Sub I, LLC and its subsidiaries (Predecessor) for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of partners’ capital and of cash flows for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of FelCor Lodging Limited Partnership and its subsidiaries (Predecessor) for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2018

Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2018	2017
Assets
Investment in hotel properties, net	$2,123,423	$2,497,880
Investment in unconsolidated joint ventures	15,716	16,912
Cash and cash equivalents	21,351	14,728
Restricted cash reserves	3,211	3,303
Related party rent receivable	16,501	80,090
Intangible assets, net	46,260	118,170
Prepaid expense and other assets	6,552	12,691
Related party prepaid interest	180	—
Total assets	$2,233,194	$2,743,774
Liabilities and Equity
Debt, net	$626,628	$1,299,105
Related party debt	85,000	—
Accounts payable and other liabilities	43,389	54,191
Related party lease termination fee payable	—	7,707
Accrued interest	2,463	12,286
Distributions payable	126	126
Total liabilities	757,606	1,373,415

Equity
Member's/Shareholders' equity:
Member's equity	1,334,154	1,302,739
Retained earnings	76,695	4,090
Total member's/shareholders’ equity	1,410,849	1,306,829
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	6,059	5,900
Noncontrolling interest in FelCor LP	14,250	13,200
Total noncontrolling interest	20,309	19,100
Preferred equity in a consolidated joint venture, liquidation value of $45,544 and $45,430 at December 31, 2018 and 2017, respectively	44,430	44,430
Total equity	1,475,588	1,370,359
Total liabilities and equity	$2,233,194	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016
Revenues
Operating revenues
Room revenue	$—	$—	$425,682	$661,640
Food and beverage revenue	—	—	90,572	155,227
Related party lease revenue	217,597	81,259	—	—
Other revenue	—	—	35,261	50,087
Total revenues	217,597	81,259	551,515	866,954
Expenses
Operating expenses
Room expense	—	—	112,813	171,883
Food and beverage expense	—	—	71,828	119,047
Management and franchise fee expense	—	—	19,901	32,935
Other operating expense	—	—	147,827	227,300
Total property operating expenses	—	—	352,369	551,165
Depreciation and amortization	78,491	28,965	73,065	114,054
Impairment loss	—	—	35,109	26,459
Property tax, insurance and other	53,754	17,062	44,278	70,057
General and administrative	1,056	1,019	16,006	27,037
Transaction costs	2,186	4,193	68,248	—
Total operating expenses	135,487	51,239	589,075	788,772
Other income	113	—	100	342
Interest income	311	10	126	62
Interest expense	(37,930)	(19,270)	(51,690)	(78,244)
Related party interest expense	(708)	—	—	—
Gain (loss) on sale of hotel properties, net	18,423	(6,637)	(1,764)	6,322
Gain (loss) on extinguishment of indebtedness, net	11,266	—	(3,278)	—
Income (loss) before equity in income from unconsolidated joint ventures	73,585	4,123	(94,066)	6,664
Equity in income from unconsolidated joint ventures	1,395	661	1,074	1,533
Income (loss) before income tax expense	74,980	4,784	(92,992)	8,197
Income tax expense	—	—	(499)	(873)
Income (loss) from continuing operations	74,980	4,784	(93,491)	7,324
Loss from discontinued operations	—	—	(3,415)	(3,131)
Net income (loss) and comprehensive income (loss)	74,980	4,784	(96,906)	4,193
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(159)	(157)	545	673
Noncontrolling interest in FelCor LP	(733)	(41)	495	93
Preferred distributions - consolidated joint venture	(1,483)	(496)	(979)	(1,461)
Net income (loss) and comprehensive income (loss) attributable to Rangers	72,605	4,090	(96,845)	3,498
Preferred dividends	—	—	(16,744)	(25,115)

Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$72,605	$4,090	$(113,589)	$(21,617)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders			$(0.80)	$(0.13)
Net loss per share attributable to common shareholders			$(0.83)	$(0.16)
Weighted-average number of common shares			137,331,743	138,128,165

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	72,605	733	159	1,483	74,980
Contributions	724,997	—	7,322	—	—	732,319
Distributions	(693,582)	—	(7,005)	—	—	(700,587)
Preferred distributions - consolidated joint venture	—	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	$1,334,154	$76,695	$14,250	$6,059	$44,430	$1,475,588

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,		For the year ended December 31,
	2018	2017	2017		2016
Cash flows from operating activities
Net income (loss)	$74,980	$4,784	$(96,906)		$4,193
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties and other assets, net	(18,423)	6,637	5,079		(3,534)
Depreciation and amortization	78,491	28,966	73,065		114,054
Amortization of deferred financing costs	241	23	2,803		3,973
Other amortization	(3,649)	(2,660)	—		—
Equity in income from unconsolidated joint ventures	(1,395)	(661)	(1,074)		(1,533)
Distributions of income from unconsolidated joint ventures	2,591	1,500	333		1,209
Amortization of fixed stock and directors' compensation	—	—	3,833		6,638
Equity-based severance	—	—	8,372	2,891	2,891
(Gain) loss on extinguishment of indebtedness, net	(11,266)	—	3,278		—
Impairment loss	—	—	35,109		26,459
Changes in assets and liabilities:
Related party rent receivable	63,588	(80,090)	—		—
Hotel and other receivables, net	—	—	(6,155)		(3,761)
Prepaid expense and other assets	4,142	(449)	2,954		(10,063)
Related party prepaid interest	(180)	—	—		—
Accounts payable and other liabilities	(6,052)	(19,876)	54,361		(4,353)
Advance deposits and deferred revenue	—	—	4,426		(1,025)
Accrued interest	(9,823)	(10,326)	9,862		(228)
Net cash flow provided by (used in) operating activities	173,245	(72,152)	99,340		134,920
Cash flows from investing activities
Acquisition of land	—	—	—		(8,226)
Proceeds from the sale of hotel properties, net	445,287	165,893	73,416		100,970
Improvements and additions to hotel properties	(74,380)	(23,637)	(63,802)		(74,264)
Additions to property and equipment	(4)	—	—		—
Insurance proceeds	—	—	—		341
Distributions from unconsolidated joint ventures in excess of earnings	—	—	840		1,586
Net cash flow provided by investing activities	370,903	142,256	10,454		20,407
Cash flows from financing activities
Proceeds from borrowings	—	—	66,000		85,000
Proceeds from borrowings - related party	85,000	—	—		—
Repayments of borrowings	(654,656)	(2,164)	(121,691)		(158,662)
Repurchase of common shares under a share repurchase program	—	—	—		(30,462)
Repurchase of common shares to satisfy employee tax withholding requirements	—	—	(6,434)		(2,750)
Contributions from members	732,319	130,076	—		—
Distributions to members	(698,787)	(187,616)	—		—
Distribution of FelCor TRS	—	(51,867)	—		—
Distributions on preferred shares	—	(4,186)	(18,836)		(25,115)
Distributions on common shares	—	—	(30,926)		(33,606)
Distributions on Operating Partnership units	—	—	(134)		(147)
Payments of deferred financing costs	(10)	(254)	—		(12)
Distributions to noncontrolling interests	—	—	(150)		(16)
Contributions from noncontrolling interests	—	—	333		636
Preferred distributions - consolidated joint venture	(1,483)	(496)	(977)		(1,461)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	—	647		597
Net cash flow used in financing activities	(537,617)	(116,507)	(112,168)		(165,998)
Effect of exchange rate changes on cash	—	—	—		(9)
Net change in cash, cash equivalents, and restricted cash reserves	6,531	(46,403)	(2,374)		(10,680)
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	64,434	66,808		77,488
Cash, cash equivalents, and restricted cash reserves, end of period	$24,562	$18,031	$64,434		$66,808

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2018	2017
Assets
Investment in hotel properties, net	$2,123,423	$2,497,880
Investment in unconsolidated joint ventures	15,716	16,912
Cash and cash equivalents	21,351	14,728
Restricted cash reserves	3,211	3,303
Related party rent receivable	16,501	80,090
Intangible assets, net	46,260	118,170
Prepaid expense and other assets	6,552	12,691
Related party prepaid interest	180	—
Total assets	$2,233,194	$2,743,774
Liabilities and Partners' Capital
Debt, net	$626,628	$1,299,105
Related party debt	85,000	—
Accounts payable and other liabilities	43,389	54,191
Related party lease termination fee payable	—	7,707
Accrued interest	2,463	12,286
Distributions payable	126	126
Total liabilities	757,606	1,373,415

Partners' Capital
Partners’ capital:
Partners' capital	1,347,630	1,315,898
Retained earnings	77,469	4,131
Total partners’ capital, excluding noncontrolling interest	1,425,099	1,320,029
Noncontrolling interest in consolidated joint ventures	6,059	5,900
Preferred capital in a consolidated joint venture, liquidation value of $45,544 and $45,430 at December 31, 2018 and 2017, respectively	44,430	44,430
Total partners' capital	1,475,588	1,370,359
Total liabilities and partners' capital	$2,233,194	$2,743,774

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016
Revenues
Operating revenues
Room revenue	$—	$—	$425,682	$661,640
Food and beverage revenue	—	—	90,572	155,227
Related party lease revenue	217,597	81,259	—	—
Other revenue	—	—	35,261	50,087
Total revenues	217,597	81,259	551,515	866,954
Expenses
Operating expenses
Room expense	—	—	112,813	171,883
Food and beverage expense	—	—	71,828	119,047
Management and franchise fee expense	—	—	19,901	32,935
Other operating expense	—	—	147,827	227,300
Total property operating expenses	—	—	352,369	551,165
Depreciation and amortization	78,491	28,965	73,065	114,054
Impairment loss	—	—	35,109	26,459
Property tax, insurance and other	53,754	17,062	44,278	70,057
General and administrative	1,056	1,019	16,006	27,037
Transaction costs	2,186	4,193	68,248	—
Total operating expenses	135,487	51,239	589,075	788,772
Other income	113	—	100	342
Interest income	311	10	126	62
Interest expense	(37,930)	(19,270)	(51,690)	(78,244)
Related party interest expense	(708)	—	—	—
Gain (loss) on sale of hotel properties, net	18,423	(6,637)	(1,764)	6,322
Gain (loss) on extinguishment of indebtedness, net	11,266	—	(3,278)	—
Income (loss) before equity in income from unconsolidated joint ventures	73,585	4,123	(94,066)	6,664
Equity in income from unconsolidated joint ventures	1,395	661	1,074	1,533
Income (loss) before income tax expense	74,980	4,784	(92,992)	8,197
Income tax expense	—	—	(499)	(873)
Income (loss) from continuing operations	74,980	4,784	(93,491)	7,324
Loss from discontinued operations	—	—	(3,415)	(3,131)
Net income (loss) and comprehensive income (loss)	74,980	4,784	(96,906)	4,193
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(159)	(157)	545	673
Preferred distributions - consolidated joint venture	(1,483)	(496)	(979)	(1,461)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	73,338	4,131	(97,340)	3,405
Preferred distributions	—	—	(16,744)	(25,115)

Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$73,338	$4,131	$(114,084)	$(21,710)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders			$(0.80)	$(0.13)
Net loss per unit attributable to common unitholders			$(0.83)	$(0.16)
Weighted-average number of common units			137,941,926	138,739,214

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	73,338	159	1,483	74,980
Contributions	732,319	—	—	—	732,319
Distributions	(700,587)	—	—	—	(700,587)
Preferred distributions - consolidated joint venture	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	$1,347,630	$77,469	$6,059	$44,430	$1,475,588

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net income (loss) and comprehensive income (loss)	—	(97,340)	(545)	979	(96,906)
Issuance of FelCor restricted stock	—	859	—	—	859
Amortization of FelCor share-based compensation	—	11,946	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	(6,434)	—	—	(6,434)
Allocation to the redeemable units in the Operating Partnership	—	433	—	—	433
Contribution from the noncontrolling interests	—	—	333	—	333
Distribution to noncontrolling interests	—	—	(150)	—	(150)
Distributions on preferred units	—	(16,744)	—	—	(16,744)
Distributions on common units	—	(22,602)	—	—	(22,602)
Preferred distributions in a consolidated joint venture	—	—	—	(979)	(979)
Issuance of preferred capital in a consolidated joint venture	—	—	—	647	647
Predecessor - Balance at August 31, 2017	$309,337	$(257,922)	$7,141	$44,430	$102,986

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

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2015	$309,337	$(49,184)	$7,806	$43,186	$311,145
Net income (loss) and comprehensive income (loss)	—	3,405	(673)	1,461	4,193
Repurchase of common units	—	(30,462)	—	—	(30,462)
Issuance of FelCor restricted stock	—	922	—	—	922
Amortization of FelCor share-based compensation	—	9,041	—	—	9,041
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	(2,750)	—	—	(2,750)
Allocation to the redeemable units in the Operating Partnership	—	(424)	—	—	(424)
Contribution from the noncontrolling interests	—	—	636	—	636
Distribution to noncontrolling interests	—	—	(266)	—	(266)
Distributions on preferred units	—	(25,115)	—	—	(25,115)
Distributions on common units	—	(33,473)	—	—	(33,473)
Preferred distributions in a consolidated joint venture	—	—	—	(1,461)	(1,461)
Issuance of preferred capital in a consolidated joint venture	—	—	—	597	597
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016
Cash flows from operating activities
Net income (loss)	$74,980	$4,784	$(96,906)	$4,193
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties and other assets, net	(18,423)	6,637	5,079	(3,534)
Depreciation and amortization	78,491	28,966	73,065	114,054
Amortization of deferred financing costs	241	23	2,803	3,973
Other amortization	(3,649)	(2,660)	—	—
Equity in income from unconsolidated joint ventures	(1,395)	(661)	(1,074)	(1,533)
Distributions of income from unconsolidated joint ventures	2,591	1,500	333	1,209
Amortization of fixed stock and directors' compensation	—	—	3,833	6,638
Equity-based severance	—	—	8,372	2,891
(Gain) loss on extinguishment of indebtedness, net	(11,266)	—	3,278	—
Impairment loss	—	—	35,109	26,459
Changes in assets and liabilities:
Related party rent receivable	63,588	(80,090)	—	—
Hotel and other receivables, net	—	—	(6,155)	(3,761)
Prepaid expense and other assets	4,142	(449)	2,954	(10,063)
Related party prepaid interest	(180)	—	—	—
Accounts payable and other liabilities	(6,052)	(19,876)	54,361	(4,353)
Advance deposits and deferred revenue	—	—	4,426	(1,025)
Accrued interest	(9,823)	(10,326)	9,862	(228)
Net cash flow provided by (used in) operating activities	173,245	(72,152)	99,340	134,920
Cash flows from investing activities
Acquisition of land	—	—	—	(8,226)
Proceeds from the sale of hotel properties, net	445,287	165,893	73,416	100,970
Improvements and additions to hotel properties	(74,380)	(23,637)	(63,802)	(74,264)
Additions to property and equipment	(4)	—	—	—
Insurance proceeds	—	—	—	341
Distributions from unconsolidated joint ventures in excess of earnings	—	—	840	1,586
Net cash flow provided by investing activities	370,903	142,256	10,454	20,407
Cash flows from financing activities
Proceeds from borrowings	—	—	66,000	85,000
Proceeds from borrowings - related party	85,000	—	—	—
Repayments of borrowings	(654,656)	(2,164)	(121,691)	(158,662)
Repurchase of common units	—	—	—	(30,462)
Repurchase of FelCor common shares to satisfy employee tax withholding requirements	—	—	(6,434)	(2,750)
Contributions from partners	732,319	130,076	—	—
Distributions to partners	(698,787)	(187,616)	—	—
Distribution of FelCor TRS	—	(51,867)	—	—
Distributions to preferred unitholders	—	(4,186)	(18,836)	(25,115)
Distributions to common unitholders	—	—	(30,926)	(33,606)
Distributions to FelCor LP limited partners	—	—	(134)	(147)
Payments of deferred financing costs	(10)	(254)	—	(12)
Distributions to noncontrolling interests	—	—	(150)	(16)
Contributions from noncontrolling interests	—	—	333	636
Preferred distributions - consolidated joint venture	(1,483)	(496)	(977)	(1,461)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647	597
Net cash flow used in financing activities	(537,617)	(116,507)	(112,168)	(165,998)
Effect of exchange rate changes on cash	—	—	—	(9)
Net change in cash, cash equivalents, and restricted cash reserves	6,531	(46,403)	(2,374)	(10,680)
Cash, cash equivalents, and restricted cash reserves, beginning of period	18,031	64,434	66,808	77,488
Cash, cash equivalents, and restricted cash reserves, end of period	$24,562	$18,031	$64,434	$66,808

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

As of December 31, 2018, the Company owned 30 hotel properties with approximately 8,800 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 27 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 28 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 29 of its 30 hotel properties to subsidiaries of RLJ LP.

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

For the year ended December 31, 2018, the Company recognized approximately $2.0 million of integration costs. The Company recognized approximately $4.2 million of integration costs during the Successor period of September 1, 2017 through December 31, 2017. The Company recognized approximately $68.2 million of transaction costs during the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs primarily related to financial advisory, legal, accounting, severance, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs were expensed to transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss).

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

For the year ended December 31, 2016, the following reclassifications were made to the consolidated statements of operations and comprehensive income (loss):

•	Approximately $661.6 million was reclassified from hotel operating revenue to room revenue.

•	Approximately $155.2 million was reclassified from hotel operating revenue to food and beverage revenue.

•	Approximately $46.0 million was reclassified from hotel operating revenue to other revenue.

•	Approximately $171.9 million was reclassified from hotel departmental expenses to room expense.

•	Approximately $119.0 million was reclassified from hotel departmental expenses to food and beverage expense.

•	Approximately $15.1 million was reclassified from hotel departmental expenses to other operating expense.

•	Approximately $12.7 million was reclassified from other expenses to property tax, insurance and other.

•	Approximately $62,000 was reclassified from interest expense, net to interest income.

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

Revenue

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which superseded or replaced nearly all GAAP revenue recognition guidance. The guidance established a new control-based revenue recognition model that changed the basis for deciding when revenue is recognized over time or at a point in time and expanded the disclosures about revenue. The guidance also applied to the sale of real estate, for which the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard did not have an impact to the Company's consolidated financial statements.

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

Lease Revenue

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

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company estimates the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. The Company determines the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarified the definition of a business by adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar identifiable asset(s), then the transaction is considered to be an asset acquisition (or disposition). As a result of this standard, the Company anticipates the majority of its hotel purchases will be considered asset acquisitions as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. Transaction costs associated with asset acquisitions will be capitalized rather than expensed as incurred. The Company adopted this guidance on January 1, 2018 on a prospective basis.

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

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider the "held for sale" classification on the consolidated balance sheet until it is expected to qualify for recognition as a completed sale within one year and the other requisite criteria for such classification have been met. The Company does not depreciate assets so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties.

Sale of Real Estate

ASU 2014-09 also applied to the sale of real estate, for which the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of this guidance, sales and partial sales of real estate assets are accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Investment in Unconsolidated Joint Ventures

If the Company determines that it does not have a controlling financial interest in a joint venture, either through a controlling financial interest in a variable interest entity or through the Company's voting interest in a voting interest entity, but the Company exercises significant influence over the operating and financial policies of the joint venture, the Company accounts for the joint venture using the equity method of accounting. Under the equity method of accounting, the Company's investment is adjusted each reporting period to recognize the Company's share of the net earnings or losses of the joint venture, plus any contributions to the joint venture, less any distributions received from the joint venture and any adjustment for impairment. In addition, the Company's share of the net earnings or losses of the joint venture is adjusted for the straight-line depreciation of the difference between the Company's basis in the investment in the unconsolidated joint venture as compared to the historical basis of the underlying net assets in the joint venture at the date of acquisition.

The Company assesses the carrying value of its investment in unconsolidated joint ventures whenever events or changes in circumstances may indicate that the carrying value of the investment exceeds its fair value on an other-than-temporary basis. When an impairment indicator is present, the Company will estimate the fair value of the investment, which will be determined by using internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. If the estimated fair value is less than the carrying value, and management determines that the decline in value is considered to be other-than-temporary, the Company will recognize an impairment loss on its investment in the joint venture.

The Company evaluates the nature of the distributions from each of its unconsolidated joint ventures in order to classify the distributions as either operating activities or investing activities in the consolidated statements of cash flows. Any cash distribution that is considered to be a distribution of the earnings of the unconsolidated joint venture is presented as an operating activity in the consolidated statements of cash flows. Any cash distribution that is considered to be a return of capital from the unconsolidated joint venture is presented as an investing activity in the consolidated statements of cash flows.

Intangible Assets

In a business combination, the Company may acquire intangible assets related to in-place leases, management agreements, franchise agreements, advanced bookings, and other intangible assets. The Company recognizes each of the intangible assets at fair value. The Company estimates the fair value of the intangible assets by using market data and independent appraisals, and by making numerous estimates and assumptions. The below market lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The advanced bookings intangible assets are amortized over the duration of the hotel room and guest event reservations period at the respective hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The other intangible assets are amortized over the remaining non-cancelable term of the related agreement, or the useful life of the respective intangible asset, to depreciation and amortization in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of the intangible assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models or third-party appraisals. The use of projected future cash flows is based on assumptions that are consistent with a market participant's future expectations for the travel industry and the economy in general, including discount rates, market rent, and the Company's intent with respect to holding or disposing of the underlying hotel properties.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments that mature three months or less when they are purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash Reserves

Restricted cash reserves consist of all cash that is required to be maintained in a reserve escrow account by a management agreement, franchise agreement and/or a mortgage loan agreement for the replacement of FF&E and the funding of real estate taxes and insurance.

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net in the accompanying consolidated balance sheets.

For the year ended December 31, 2018, approximately $0.2 million of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss). For the Successor period of September 1, 2017 through December 31, 2017, the amortization expense recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss) was de minimis. For the Predecessor period of January 1, 2017 through August 31, 2017 and the Predecessor year ended December 31, 2016, approximately $2.8 million and $4.0 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees and other professional service fees. In addition, if the Company completes a hotel property acquisition, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. If the Company completes a hotel property acquisition that is considered to be an asset acquisition, the transaction costs are capitalized on the consolidated balance sheets. If the Company completes a hotel property acquisition that is considered to be a business combination, the transaction costs are expensed as incurred in the consolidated statements of operations and comprehensive income.

Noncontrolling Interests

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements.

As of December 31, 2018 and 2017, Rangers owned 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP in the equity section of the consolidated balance sheets of Rangers. The portion of the income and losses associated with Rangers GP's partnership interest are included in the noncontrolling interest in FelCor LP in the consolidated statements of operations and comprehensive income.

As of December 31, 2018 and 2017, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Lessees will recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet. A lessee will need to classify its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized on a straight-line basis over the term of the lease or on the effective interest method. Leases with a term of 12 months or less will be accounted for similar to the existing accounting guidance today in ASC 840, Leases, for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing accounting guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred.

The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transaction approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes, so the Company did not recognize a cumulative effect adjustment on the date of adoption. The comparative periods will be presented in accordance with ASC 840.

The Company elected the following practical expedients in adopting the new standard:

•	The Company elected the package of practical expedients that allows the Company to not reassess:

(i)	whether any expired or existing contracts meet the definition of a lease;

(ii)	the lease classification for any expired or existing leases; and

(iii)	the initial direct costs for any existing leases.

•	The Company elected a practical expedient to make an accounting policy election to not recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less.

•
The Company elected a practical expedient to allow the Company to not reassess whether an existing land easement not previously accounted for as a lease under ASC 840 would now be considered to be a lease under ASC 842.

•
The Company elected the practical expedient whereby lessors, by class of underlying asset, are not required to separate the nonlease components from the lease components, if certain conditions are met.

Upon adoption of this standard on January 1, 2019, the Company expects to recognize between $46.0 million and $52.0 million of lease liabilities and the related right-of-use assets on the consolidated balance sheet for its ground leases, parking leases, office leases, and equipment leases. In addition to recording the lease liabilities and right-of-use assets on the date of adoption, the Company will reclassify its below market ground lease intangible assets and its above market ground lease liabilities from intangible assets, net and accounts payable and other liabilities, respectively, on the consolidated balance sheet to the right-of-use assets. There was no impact to the Company’s consolidated statements of operations and comprehensive income and the consolidated statements of cash flows.

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments simplify or eliminate duplicative, overlapping, or outdated disclosure requirements. The amendments also add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The amended rules are effective for reports filed on or after November 5, 2018. However, the SEC issued Compliance & Disclosure Interpretation 105.09 that allows entities to defer the adoption of the new disclosure requirement relating to changes in shareholders' equity for interim periods until the Form 10-Q for the quarterly period that begins after November 5, 2018. The Company adopted the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures did not have a material impact on the Company's consolidated financial statements.

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

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land and improvements	$532,490	$597,451
Buildings and improvements	1,555,132	1,801,302
Furniture, fixtures and equipment	125,207	126,590
	2,212,829	2,525,343
Accumulated depreciation	(89,406)	(27,463)
Investment in hotel properties, net	$2,123,423	$2,497,880

For the year ended December 31, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $77.9 million. For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $28.7 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $73.1 million. For the Predecessor year ended December 31, 2016, the Company recognized depreciation expense related to its investment in hotel properties of approximately $114.1 million.

Impairment

The Company determined that there were no impairments of any assets for the year ended December 31, 2018 and for the Successor period of September 1, 2017 through December 31, 2017.

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

During the Predecessor year ended December 31, 2016, the Company recorded a total impairment loss of $26.5 million, respectively, related to two hotel properties. In June 2016, the Company recorded a $6.3 million impairment loss for a hotel property that was subsequently sold in the third quarter of 2016. The impairment loss was based on an accepted third-party offer to purchase the hotel property (a Level 2 input in the fair value hierarchy), which was a price that was less than the previously estimated fair value for the hotel property. The Company had previously recorded an impairment loss of $20.9 million for this hotel property in the third quarter of 2015. In September 2016, the Company recorded a $20.1 million impairment loss on a hotel property. The impairment loss was based on third-party offers to purchase the hotel property and observable market data on a price per room basis from transactions involving hotel properties in similar locations (a Level 2 input in the fair value hierarchy).

5.              Investment in Unconsolidated Joint Ventures

As of December 31, 2018 and 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. For the Predecessor period, FelCor also owned 50% interests in joint ventures that owned real estate and a condominium management business that was associated with two of its resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2018 and 2017, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2018	December 31, 2017
Equity basis of the joint venture investments	$(4,810)	$(4,733)
Cost of the joint venture investments in excess of the joint venture book value	20,526	21,645
Investment in unconsolidated joint ventures	$15,716	$16,912

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016
Unconsolidated joint ventures net income attributable to the Company	$2,514	$1,034	$1,332	$1,920
Depreciation of cost in excess of book value	(1,119)	(373)	(258)	(387)
Equity in income from unconsolidated joint ventures	$1,395	$661	$1,074	$1,533

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases	27	$49,708	$(3,447)	$46,260	$118,050	$(1,176)	$116,873
Other intangible assets		—	—	—	1,361	(65)	1,297
Intangible assets, net	27	$49,708	$(3,447)	$46,260	$119,411	$(1,241)	$118,170

For the year ended December 31, 2018, the Company recognized amortization expense related to its intangible assets of approximately $3.2 million. For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized amortization expense related to its intangible assets of approximately $1.2 million.

As of December 31, 2018, the estimated amortization expense for the intangible assets over the next five years is as follows (in thousands):

	2019	2020	2021	2022	2023
Estimated amortization expense	$2,586	$2,586	$2,586	$2,586	$2,586

7.            Sale of Hotel Properties

During the year ended December 31, 2018, the Company sold six hotel properties for a total sale price of approximately $516.5 million. In connection with these transactions, the Company recorded an aggregate $18.3 million net gain on sales, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). The gain on sale is net of approximately $9.8 million in lease termination fees as a result of early terminating the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the year ended December 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
Holiday Inn San Francisco - Fisherman's Wharf (1)	San Francisco, CA	October 15, 2018	585
		Total	2,054

(1)
The Holiday Inn San Francisco - Fisherman's Wharf consists of two separate buildings, the 342-room Columbus Street building and the 243-room Annex building. On October 31, 2018, the ground lease under the Columbus Street building expired and the building was transferred to the lessor in accordance with the ground lease. On October 15, 2018, the Company separately sold the remaining 243-room Annex building for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the Annex building ground lease to the buyer. The proceeds to the Company as a result of the sale were approximately $30.4 million.

During the Successor period of September 1, 2017 through December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $6.6 million loss on sale, which is included in loss on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale was due to a $7.7 million lease termination payment as a result of early terminating the TRS Lease with the lessee of the hotel property.

The following table discloses the hotel property that was sold during the Successor period of September 1, 2017 through December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $92.0 million. In conjunction with these transactions, the Company recorded a $1.6 million loss on sale, which is included in loss on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss).

The following table discloses the hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
Morgans New York	New York, NY	July 17, 2017	117
Royalton New York	New York, NY	August 1, 2017	168
		Total	285

During the Predecessor year ended December 31, 2016, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $107.5 million. In conjunction with these transactions, the Company recorded a $7.5 million net gain on sale, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss).

The following table discloses the hotel properties that were sold during the Predecessor year ended December 31, 2016:

Hotel Property Name	Location	Sale Date	Rooms
Renaissance Esmeralda Indian Wells Resort & Spa	Indian Wells, CA	August 2, 2016	560
Holiday Inn Nashville Airport	Nashville, TN	September 1, 2016	383
		Total	943

The following table includes the condensed financial information primarily related to the two hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017 and the two hotel properties that were sold during the Predecessor year ended December 31, 2016 included in continuing operations (in thousands):

	Predecessor
	January 1 through August 31,	For the year ended December 31,
	2017	2016
Total revenue	$14,159	$70,181
Operating expense (1)	(53,930)	(94,632)
Operating loss	(39,771)	(24,451)
Interest income	—	1
Loss from continuing operations	(39,771)	(24,450)
(Loss) gain on sale of hotel properties	(1,764)	6,322
Net loss	(41,535)	(18,128)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	179	78
Net loss attributable to FelCor	$(41,356)	$(18,050)

(1)	The operating expenses include impairment losses of $35.1 million for the period of January 1, 2017 through August 31, 2017 and $26.5 million for the year ended December 31, 2016.

8.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		December 31, 2018	December 31, 2017
Senior secured notes (1)(2)(3)	—	5.63%	—		$—	$552,669
Senior unsecured notes (1)(2)(4)	—	6.00%	June 2025		505,322	510,047
Mortgage loan (5)	3	4.95%	October 2022		91,737	120,893
Mortgage loan (6)	1	4.94%	October 2022		29,569	30,323
Mortgage loan (1)(7)	—	LIBOR + 3.00%	—	(8)	—	85,404
	4				626,628	1,299,336
Deferred financing costs, net					—	(231)
Debt, net					$626,628	$1,299,105

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $30.3 million and $35.1 million at December 31, 2018 and 2017, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

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

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

(5)
Includes $1.9 million and $3.0 million at December 31, 2018 and 2017, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)
Includes $0.6 million and $0.7 million at December 31, 2018 and 2017, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(7)	Includes $0.4 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(8)
On November 5, 2018, RLJ LP paid off the mortgage loan in full. In connection with the mortgage loan payoff, the Company's consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP, which is included in related party debt in the accompanying consolidated balance sheets. The related party mortgage loan has an interest rate of LIBOR + 3.00% and a maturity date of November 9, 2023. The related party mortgage loan requires payments of interest only through maturity. The hotel property owned by the Company's consolidated joint venture is encumbered by the related party mortgage loan.

The senior unsecured notes and the senior secured notes (collectively, the "Senior Notes") contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio, and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2018 and 2017, the Company was in compliance with all financial covenants.

The indenture governing the senior unsecured notes places a limitation on the Company’s ability to sell its hotel properties.  As a result of the Company’s sale of certain hotel properties during the year ended December 31, 2018, the Company will need to take certain actions in order to comply with the applicable covenant in the indenture.  The applicable covenant will require the Company to, within the 24-month period specified in the indenture, either (i) pay down senior indebtedness, (ii) acquire new hotel properties, or (iii) consummate a tender offer for an aggregate principal amount of the senior unsecured notes equal to the amount of Excess Proceeds (as defined in the indenture) from the hotel property sales in 2018.  The Company plans to comply with the applicable covenant by conducting a tender offer for at least the required principal amount of the senior unsecured notes at a purchase price of at least 100% of the principal amount of such notes during the year ended December 31, 2019.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at December 31, 2018 and 2017.

Interest Expense

During the year ended December 31, 2018, the Company recognized $37.9 million of interest expense. In addition, the Company also recognized $0.7 million of interest expense related to its related party loan with RLJ LP.

During the Successor period of September 1, 2017 through December 31, 2017, the Company recognized $19.3 million of interest expense. During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized $51.7 million of interest expense, which is net of capitalized interest of $1.1 million.

During the Predecessor year ended December 31, 2016, the Company recognized $78.2 million of interest expense, which is net of capitalized interest of $1.0 million.

Future Minimum Principal Payments

As of December 31, 2018, the future minimum principal payments (which includes the $85.0 million related party mortgage loan with RLJ LP) were as follows (in thousands):

2019	$2,357
2020	2,670
2021	2,824
2022	110,997
2023	85,000
Thereafter	475,000
Total (1)	$678,848

(1)	Excludes a total of $32.8 million related to fair value adjustments on debt.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $1.0 billion at December 31, 2017. On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million. The senior unsecured notes had an estimated fair value of approximately $492.6 million at December 31, 2018. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company's mortgage loans had an estimated fair value of approximately $121.1 million and $236.2 million at December 31, 2018 and 2017, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $613.7 million and $1.3 billion at December 31, 2018 and 2017, respectively. The total carrying value of the Company's debt was $626.6 million and $1.3 billion at December 31, 2018 and 2017, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $84.1 million at December 31, 2018. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at December 31, 2018.

10.       Commitments and Contingencies

Ground Leases

As of December 31, 2018, six of our hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $16.6 million for the year ended December 31, 2018. The total ground rent expense was $5.6 million for the Successor period of September 1, 2017 through December 31, 2017. The total ground rent expense was $9.9 million and $14.2 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively. Ground rent expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground rent expense was $0.8 million for the year ended December 31, 2018. The ground rent expense was $0.2 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.6 million and $0.8 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground rent expense was $2.3 million for the year ended December 31, 2018. The ground rent expense was $0.7 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $1.0 million and $1.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The DoubleTree by Hilton Burlington Vermont was subject to an agreement to lease parking spaces with a term expiring in 2051. The ground rent expense was de minimis for the year ended December 31, 2018. The ground rent expense was de minimis for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was de minimis for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016. The Company sold the DoubleTree by Hilton Burlington Vermont on September 27, 2018.

The Vinoy Renaissance St. Petersburg Resort & Golf Club was subject to three ground leases on the hotel property. The hotel was subject to a ground lease with a term expiring in 2090. The golf course was subject to a ground lease with a term expiring in 2090. The marina was subject to a ground lease with a term expiring in 2088. The ground rent expense was $1.9 million for the year ended December 31, 2018. The ground rent expense was $1.0 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $1.2 million and $1.8 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively. The Company sold The Vinoy Renaissance St. Petersburg Resort & Golf Club on August 28, 2018.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground rent expense was $0.9 million for the year ended December 31, 2018. The ground rent expense was $0.3 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.4 million and $0.6 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground rent expense was $0.5 million for the year ended December 31, 2018. The ground rent expense was $0.1 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.4 million and $0.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground rent expense was $0.8 million for the year ended December 31, 2018. The ground rent expense was $0.1 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $0.3 million and $0.5 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. The ground rent expense was $4.8 million for the year ended December 31, 2018. The ground rent expense was $1.5 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $2.1 million and $2.6 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively.

The Holiday Inn San Francisco Fisherman's Wharf was subject to two ground leases that expired in 2018. The ground rent expense was $4.6 million for the year ended December 31, 2018. The ground rent expense was $1.6 million for the Successor period of September 1, 2017 through December 31, 2017. The ground rent expense was $3.8 million and $5.7 million for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, respectively. The Company sold the Holiday Inn San Francisco Fisherman's Wharf on October 15, 2018.

As of December 31, 2018, the future minimum ground lease payments were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Future minimum ground lease payments	$4,089	$4,097	$4,105	$4,113	$4,122	$109,008	$129,534

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2018 and 2017, approximately $3.2 million and $3.3 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Minimum Lease Payments

In the future, the Company will receive rental income from the Lessees under its lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease agreements will expire in 2019 (22 hotels), 2022 (five hotels), and thereafter (one hotel).

As of December 31, 2018, the future minimum lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

2019	$58,880
2020 (1)	—
2021 (1)	—
2022 (1)	—
2023 (1)	—
Thereafter (1)	—
Total	$58,880

(1)
In 2020, the lease terms for all in-place lease agreements will be reset to market-based rental terms. At that time, the future minimum lease payments to the Company under the noncancelable operating leases will be determined.

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

Based on the current assessment of the claim, resolution of this matter may not occur until 2022. The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' management agreements.

During the Predecessor comparative periods, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, have a base management fee generally between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor period of January

1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, the Company recognized management fee expense of approximately $19.1 million and $23.2 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded $3.8 million for the pro-rata portion of the projected aggregate full-year guaranties. For the Predecessor year ended December 31, 2016, the Company recorded $5.3 million for the aggregate full-year guaranties. The Company recognized these amounts as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' franchise agreements.

During the Predecessor comparative periods, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, the Company recognized franchise fee expense of approximately $0.8 million and $9.8 million, respectively.

11.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of December 31, 2018, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker hotel property, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers received a 3.25% annual return, plus a 0.25% non-compounding annual return that was paid upon redemption. The joint venture received $0.7 million and $0.6 million in gross proceeds during the Predecessor period of January 1, 2017 through August 31, 2017 and during the Predecessor year ended December 31, 2016, respectively. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets. On February 15, 2019, the Company redeemed the preferred equity in full.

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

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company declared a cash dividend (distribution) of $0.16 per share of Common Stock (unit). During the Predecessor year ended December 31, 2016, the Company declared a cash dividend (distribution) of $0.24 per share of Common Stock (unit).

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

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company declared a cash dividend (distribution) of $1.30 on each share of Series A Preferred Stock (unit). During the Predecessor year ended December 31, 2016, the Company declared a cash dividend (distribution) of $1.95 on each share of Series A Preferred Stock (unit).

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

Restricted Stock and Restricted Stock Units

A summary of the unvested shares of restricted stock and restricted stock units is as follows:

	January 1 through August 31,		For the year ended December 31,
	2017		2016
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at the beginning of the period	1,870,393	$6.21	1,830,123	$6.79
Granted	1,398,705	5.53	1,207,926	6.24
Vested	(2,241,683)	6.52	(771,508)	7.72
Forfeited	(1,027,415)	4.61	(396,148)	6.04
Unvested at the end of the period	—	$—	1,870,393	$6.21

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

Prior to the acceleration of the unvested stock awards noted above, for the Predecessor period of January 1, 2017 through August 31, 2017 and for the Predecessor year ended December 31, 2016, FelCor recognized approximately $2.7 million and $5.0 million, respectively, of share-based compensation expense related to the market-based and time-based restricted stock and restricted stock unit awards. The share-based compensation expense was included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). As a result of the Mergers with RLJ, there were no unvested restricted shares or units as of August 31, 2017.

The restricted stock unit grant allowed that to the extent any of FelCor's executive officers earned more shares than allowed under the share-based award plan upon the vesting of the award, the excess would be settled in cash. To the extent the excess would likely be settled in cash, these awards were accounted for as liability-based awards, and the fair value was measured at the end of each reporting period. FelCor paid $1.1 million in 2017 and $3.3 million in 2016 for the excess cash settlements for the vested awards. The amortization expense for the variable share-based compensation was $0.5 million for the Predecessor year ended December 31, 2016. There was no amortization expense for the variable share-based compensation during the Predecessor period of January 1, 2017 through August 31, 2017, as FelCor's executive officers did not earn more shares than allowed under the share-based award plan.

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

	Predecessor
	January 1 through August 31,	For the year ended December 31,
	2017	2016
Numerator:
Net (loss) income attributable to Rangers	$(96,845)	$3,498
Discontinued operations attributable to Rangers	3,400	3,118
(Loss) income from continuing operations attributable to Rangers	(93,445)	6,616
Less: Preferred dividends	(16,744)	(25,115)
Less: Dividends paid on unvested restricted stock	(73)	(129)
Numerator for the loss from continuing operations attributable to Rangers common stockholders	(110,262)	(18,628)
Numerator for the discontinued operations attributable to Rangers common stockholders	(3,400)	(3,118)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(113,662)	$(21,746)

Denominator:
Weighted-average number of common shares - basic	137,331,743	138,128,165
Unvested restricted stock units	—	—
Weighted-average number of common shares - diluted	137,331,743	138,128,165

Basic and diluted loss per share:
Loss from continuing operations	$(0.80)	$(0.13)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.83)	$(0.16)

FelCor LP Loss Per Common Unit

	Predecessor
	January 1 through August 31,	For the year ended December 31,
	2017	2016
Numerator:
Net (loss) income attributable to FelCor LP	$(97,340)	$3,405
Discontinued operations attributable to FelCor LP	3,415	3,131
(Loss) income from continuing operations attributable to FelCor LP	(93,925)	6,536
Less: Preferred distributions	(16,744)	(25,115)
Less: Distributions paid on FelCor unvested restricted stock	(73)	(129)
Numerator for the loss from continuing operations attributable to FelCor LP common unitholders	(110,742)	(18,708)
Numerator for the discontinued operations attributable to FelCor LP common unitholders	(3,415)	(3,131)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(114,157)	$(21,839)

Denominator:
Weighted-average number of common units - basic	137,941,926	138,739,214
Unvested restricted stock units	—	—
Weighted-average number of common units - diluted	137,941,926	138,739,214

Basic and diluted loss per unit:
Loss from continuing operations	$(0.80)	$(0.13)
Discontinued operations	$(0.02)	$(0.02)
Net loss	$(0.83)	$(0.16)

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes of the TRS Sub. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the net rate is enacted.

The provision for income taxes of the TRS Sub is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	For the year ended December 31,	September 1 through December 31,
	2018	2017
Expected TRS Sub federal tax expense at statutory rate	$15,746	$1,627
Tax impact of REIT election	(14,805)	(560)
Expected TRS Sub tax expense	941	1,067
Change in valuation allowance	(363)	(879)
Impact of rate change	—	(188)
Permanent items	85	—
Other	(663)	—
TRS Sub income tax expense	$—	$—

A reconciliation of the TRS Sub's effective tax rate to the statutory U.S. federal income tax rate is as follows:

	For the year ended December 31,	September 1 through December 31,
	2018	2017
Statutory U.S. federal income tax rate	21.0%	34.0%
Impact of REIT election	(19.7)%	(11.7)%
Change in valuation allowance	(0.5)%	(18.4)%
Impact of rate change	—%	(3.9)%
Permanent items	0.1%	—%
Impact of provision to return	(0.9)%	—%
Effective tax rate of TRS Sub	—%	—%

The TRS Sub's deferred income taxes represent the tax effect of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) of the TRS Sub include the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Partnership basis	$(2,210)	$(1,209)
Prepaid expenses	(28)	—
Deferred tax liabilities	$(2,238)	$(1,209)

Deferred tax assets:
Property and equipment	$8,963	$9,841
Net operating loss carryforwards	7,220	5,805
Federal historic tax credits	631	631
Other deferred tax assets	128	—
Valuation allowance	(14,704)	(15,068)
Deferred tax assets	$2,238	$1,209

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2018 and 2017, the Company had a valuation allowance of approximately $14.7 million and $15.1 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of the TRS Sub. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. The Company recognized a 100% valuation allowance related to the TRS Sub's net deferred tax asset because the Company believed it is more likely than not that the deferred tax assets of the TRS Sub will not be fully realized. The realization of the deferred tax assets associated with the TRS Sub's NOLs and historic tax credits was dependent on projections of future taxable income, for which there was uncertainty when considering the TRS Sub's historic results and the cyclical nature of the lodging industry. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations and comprehensive income (loss).

The TRS Sub's NOLs and historic tax credits begin to expire in 2036. Additionally, the annual utilization of these NOLs and historic tax credits is limited pursuant to Sections 382 and 383 of the Internal Revenue Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions. The tax years subject to examination vary by jurisdiction. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2014 and before.

The Company had no accruals for tax uncertainties as of December 31, 2018 and 2017.

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

The following table reconciles FelCor's TRSs’ GAAP net (loss) income to federal taxable income (in thousands):

	January 1 through August 31,	For the year ended December 31,
	2017	2016
GAAP consolidated net (loss) income attributable to FelCor LP	$(97,340)	$3,405
Loss allocated to FelCor LP unitholders	495	93
GAAP consolidated net (loss) income attributable to FelCor	(96,845)	3,498
GAAP net loss from REIT operations	105,888	21,332
GAAP net income of taxable subsidiaries	9,043	24,830
Depreciation and amortization (1)	1,571	(12,437)
Employee benefits not deductible for tax	1,531	(2,965)
Other book/tax differences	5,480	386
Federal tax income of taxable subsidiaries before utilization of net operating losses	17,625	9,814
Utilization of net operating loss	(17,625)	(9,814)
Net federal tax income of taxable subsidiaries	$—	$—

(1)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FelCor's state income taxes of $0.5 million and $0.9 million are included in income tax expense in the consolidated statements of operations and comprehensive income (loss) for the period of January 1, 2017 through August 31, 2017 and for the year ended December 31, 2016, respectively.

The following table reconciles the REIT's GAAP net loss to taxable (loss) income (in thousands):

	January 1 through August 31,	For the year ended December 31,
	2017	2016
GAAP net loss from REIT operations	$(105,888)	$(21,332)
Book/tax differences, net:
Dividend income from TRS	17,794	25,650
Depreciation and amortization (1)	12,908	19,582
Noncontrolling interests	(495)	(93)
Gain/loss differences from dispositions	(46,054)	(16,572)
Impairment loss not deductible for tax	35,109	26,459
Conversion costs	(2,155)	(3,233)
Compensation	20,402	—
Other	10,035	(446)
Taxable (loss) income (2)	$(58,344)	$30,015

(1)	The book/tax differences in depreciation and amortization primarily result from the differences in depreciable lives and accelerated depreciation methods.

(2)	The dividend distribution requirement is 90% of any taxable income (net of capital gains). For 2017 and 2016, FelCor's distributions were in excess of 100% of taxable income.

For income tax purposes, the dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. The dividends paid per share were characterized, in accordance with the requirements under the Internal Revenue Code, as follows:

	January 1 through August 31,		For the year ended December 31,
	2017		2016
	Amount (3)%		Amount (4)%
Preferred Stock – Series A
Capital gains	$0.9750	3.26	$—	—
Cash liquidating distributions (1)	0.4875	1.62	—	—
Non-cash liquidating distributions (2)	28.49	95.12	—	—
Dividend income	—	—	1.03	52.82
Non-dividend distribution	—	—	0.92	47.18
	$29.9525	100.00	$1.95	100.00
Common Stock
Capital gains	$0.12	1.59	$—	—
Cash liquidating distributions (1)	0.10	1.33	—	—
Non-cash liquidating distributions (2)	7.31	97.08	—	—
Non-dividend distribution	—	—	0.24	100.00
	$7.53	100.00	$0.24	100.00

(1)	All cash dividends declared after the execution of the Merger Agreement in April 2017 were characterized as cash liquidating distributions for tax purposes.

(2)	Represents the value per share of the RLJ shares received by FelCor shareholders upon consummation of the Mergers on August 31, 2017.

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

17. Severance

During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor recognized severance charges of approximately $34.5 million (including $8.4 million of equity-based charges) related to the Mergers with RLJ. The severance charges are included in transaction costs in the consolidated statements of operations and comprehensive income (loss). During the Predecessor year ended December 31, 2016, FelCor recognized severance charges of approximately $6.9 million (including $2.9 million of equity-based charges). The severance charges are included in other expenses in the consolidated statements of operations and comprehensive income (loss) and primarily relate to FelCor's former Chief Executive Officer in 2016.

18.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor		Predecessor
	For the year ended December 31,	September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2018	2017	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$21,351	$14,728	$47,396	$47,317
Restricted cash reserves	3,211	3,303	17,038	19,491
Cash, cash equivalents, and restricted cash reserves	$24,562	$18,031	$64,434	$66,808

Interest paid, net of capitalized interest	$54,298	$33,410	$38,677	$74,499
Interest paid - related party	$887	$—	$—	$—
Income taxes (refund) paid	$(1,770)	$(85)	$1,346	$332

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$516,450	$170,000	$92,000	$107,500
Purchase option for land subject to a ground lease	(44,831)	—	—	—
Transaction costs	(26,400)	(4,107)	(18,584)	(6,530)
Operating prorations	68	—	—	—
Proceeds from the sale of hotel properties, net	$445,287	$165,893	$73,416	$100,970

Supplemental non-cash transactions
Accrued capital expenditures	$5,345	$8,587	$3,640	$3,124
FelCor TRS Distribution (1)	$—	$51,267	$—	$—

(1)    Refer to Note 2 for the non-cash assets and liabilities associated with the FelCor TRS distribution.

19. Selected Quarterly Financial Data (unaudited)
The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of the financial and operating results, changes in shareholders' equity and cash flows for a period of several years.

Rangers

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$53,550	$60,650	$57,811	$45,586
Net income and comprehensive income	$6,441	$17,111	$39,362	$12,066
Net income and comprehensive income attributable to Rangers	$6,089	$16,533	$38,547	$11,436

	Predecessor			Successor
	For the year ended December 31, 2017
	First Quarter	Second Quarter	July 1 through August 31	September 1 through September 30 (1)	Fourth Quarter (1)
Total revenues	$188,104	$220,440	$142,971	$20,854	$60,405
Net income (loss) from continuing operations	$(36,141)	$(1,460)	$(55,890)	$4,539	$245
Loss from discontinued operations	$—	$—	$(3,415)	$—	$—
Net income (loss) and comprehensive income (loss) attributable to Rangers	$(35,911)	$(1,759)	$(59,175)	$4,321	$(231)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$(42,190)	$(8,038)	$(63,361)	$4,321	$(231)
Basic and diluted per common share data:
Net loss from continuing operations per share attributable to common shareholders	$(0.31)	$(0.06)	$(0.43)
Discontinued operations	$—	$—	$(0.02)
Net loss per share attributable to common shareholders	$(0.31)	$(0.06)	$(0.46)
Basic weighted-average common shares outstanding	137,777,651	137,865,843	137,904,668
Diluted weighted-average common shares outstanding	137,777,651	137,865,843	137,904,668

(1)
On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The change in the quarterly financial data was a result of the financial impact related to the Mergers. Refer to Note 2 for more information on the accounting for the business combination.

FelCor LP

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$53,550	$60,650	$57,811	$45,586
Net income and comprehensive income	$6,441	$17,111	$39,362	$12,066
Net income and comprehensive income attributable to FelCor LP	$6,151	$16,700	$38,936	$11,551

	Predecessor			Successor
	For the year ended December 31, 2017
	First Quarter	Second Quarter	July 1 through August 31	September 1 through September 30 (1)	Fourth Quarter (1)
Total revenues	$188,104	$220,440	$142,971	$20,854	$60,405
Net income (loss) from continuing operations	$(36,141)	$(1,460)	$(55,890)	$4,539	$245
Loss from discontinued operations	$—	$—	$(3,415)	$—	$—
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	$(36,097)	$(1,794)	$(59,449)	$4,366	$(235)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$(42,376)	$(8,073)	$(63,635)	$4,366	$(235)
Basic and diluted per common unit data:
Net loss from continuing operations per share attributable to common unitholders	$(0.31)	$(0.06)	$(0.43)
Discontinued operations	$—	$—	$(0.02)
Net loss per unit	$(0.31)	$(0.06)	$(0.45)
Basic weighted-average common units outstanding	138,387,834	138,476,026	138,514,851
Diluted weighted-average common units outstanding	138,387,834	138,476,026	138,514,851

(1)
On August 31, 2017, RLJ, RLJ LP, Rangers, Partnership Merger Sub, FelCor and FelCor LP consummated the transactions contemplated by the Merger Agreement. The change in the quarterly financial data was a result of the financial impact related to the Mergers. Refer to Note 2 for more information on the accounting for the business combination.

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,913,418	$—	$—	$(1,913,418)	$—
Investment in hotel properties, net	—	656,570	1,466,853	—	2,123,423
Investment in unconsolidated joint ventures	15,716	—	—	—	15,716
Cash and cash equivalents	10,778	—	10,573	—	21,351
Restricted cash reserves	441	—	2,770	—	3,211
Related party rent receivable	—	3,666	12,835	—	16,501
Intangible assets, net	—	46,260	—	—	46,260
Prepaid expense and other assets	1,819	1,297	3,436	—	6,552
Related party prepaid interest	—	—	180	—	180
Total assets	$1,942,172	$707,793	$1,496,647	$(1,913,418)	$2,233,194

Debt, net	$505,322	$—	$154,015	$(32,709)	$626,628
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	9,288	14,376	19,725	—	43,389
Accrued interest	2,463	—	—	—	2,463
Distributions payable	—	—	126	—	126
Total liabilities	517,073	14,376	258,866	(32,709)	757,606

Partnership interests	1,425,099	693,417	1,187,292	(1,880,709)	1,425,099
Total partners' capital, excluding noncontrolling interest	1,425,099	693,417	1,187,292	(1,880,709)	1,425,099
Noncontrolling interest in consolidated joint ventures	—	—	6,059	—	6,059
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,425,099	693,417	1,237,781	(1,880,709)	1,475,588
Total liabilities and partners’ capital	$1,942,172	$707,793	$1,496,647	$(1,913,418)	$2,233,194

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$87,898	$129,699	$—	$217,597
Total revenues	—	87,898	129,699	—	217,597

Expenses
Depreciation and amortization	458	31,806	46,227	—	78,491
Property tax, insurance and other	134	27,948	25,672	—	53,754
General and administrative	840	117	99	—	1,056
Transaction costs	2,039	8	139	—	2,186
Total operating expenses	3,471	59,879	72,137	—	135,487
Other income	10	—	103	—	113
Interest income	805	—	84	(578)	311
Interest expense	(28,428)	—	(10,080)	578	(37,930)
Related party interest expense	—	—	(708)	—	(708)
Gain on sale of hotel properties, net	—	(15,763)	34,186	—	18,423
Gain on extinguishment of indebtedness, net	12,931	—	(1,665)	—	11,266
Income before equity in income from unconsolidated joint ventures	(18,153)	12,256	79,482	—	73,585
Equity in income from consolidated entities	90,096	—	—	(90,096)	—
Equity in income from unconsolidated joint ventures	1,395	—	—	—	1,395
Net income and comprehensive income	73,338	12,256	79,482	(90,096)	74,980
Noncontrolling interest in consolidated joint ventures	—	—	(159)	—	(159)
Preferred distributions - consolidated joint venture	—	—	(1,483)	—	(1,483)
Net income and comprehensive income attributable to FelCor LP	$73,338	$12,256	$77,840	$(90,096)	$73,338

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Period of September 1, 2017 through December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$32,572	$48,687	$—	$81,259
Total revenues	—	32,572	48,687	—	81,259

Expenses
Depreciation and amortization	151	12,164	16,650	—	28,965
Property tax, insurance and other	25	8,800	8,237	—	17,062
General and administrative	904	59	56	—	1,019
Transaction costs	4,079	105	9	—	4,193
Total operating expenses	5,159	21,128	24,952	—	51,239
Interest income	113	—	1	(104)	10
Interest expense	(15,918)	—	(3,456)	104	(19,270)
Loss on sale of hotel properties	—	—	(6,637)	—	(6,637)
Income before equity in income from unconsolidated joint ventures	(20,964)	11,444	13,643	—	4,123
Equity in income from consolidated entities	24,434	—	—	(24,434)	—
Equity in income from unconsolidated joint ventures	661	—	—	—	661
Net income and comprehensive income	4,131	11,444	13,643	(24,434)	4,784
Noncontrolling interest in consolidated joint ventures	—	—	(157)	—	(157)
Preferred distributions - consolidated joint venture	—	—	(496)	—	(496)
Net income and comprehensive income attributable to FelCor LP	$4,131	$11,444	$12,990	$(24,434)	$4,131

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Room revenue	$—	$661,640	$—	$—	$661,640
Food and beverage revenue	—	155,227	—	—	155,227
Related party lease revenue	—	—	134,462	(134,462)	—
Other revenue	210	49,449	428	—	50,087
Total revenues	210	866,316	134,890	(134,462)	866,954

Expenses
Room expense	—	171,883	—	—	171,883
Food and beverage expense	—	119,047	—	—	119,047
Management and franchise fee expense	—	32,935	—	—	32,935
Other operating expense	—	227,300	—	—	227,300
Total property operating expenses	—	551,165	—	—	551,165
Depreciation and amortization	261	45,763	68,030	—	114,054
Impairment loss	—	26,459	—	—	26,459
Property tax, insurance and other	7,415	173,588	23,516	(134,462)	70,057
General and administrative	—	14,848	12,189	—	27,037
Total operating expenses	7,676	811,823	103,735	(134,462)	788,772
Other income	—	—	342	—	342
Intercompany interest income (expense)	378	—	(378)	—	—
Interest income	31	30	1	—	62
Interest expense	(58,674)	—	(19,570)	—	(78,244)
Gain on sale of hotel properties, net	387	6,450	(515)	—	6,322
Income before equity in income from unconsolidated joint ventures	(65,344)	60,973	11,035	—	6,664
Equity in income from consolidated entities	69,540	—	—	(69,540)	—
Equity in income from unconsolidated joint ventures	1,781	(202)	(46)	—	1,533
Income before income tax expense	5,977	60,771	10,989	(69,540)	8,197
Income tax expense	559	(1,586)	154	—	(873)
Income from continuing operations	6,536	59,185	11,143	(69,540)	7,324
Loss from discontinued operations	(3,131)	—	—	—	(3,131)
Net income and comprehensive income	3,405	59,185	11,143	(69,540)	4,193
Noncontrolling interest in consolidated joint ventures	—	520	153	—	673
Preferred distributions - consolidated joint venture	—	—	(1,461)	—	(1,461)
Net income and comprehensive income attributable to FelCor LP	3,405	59,705	9,835	(69,540)	3,405
Preferred distributions	(25,115)	—	—	—	(25,115)
Net loss and comprehensive loss attributable to FelCor LP common unitholders	$(21,710)	$59,705	$9,835	$(69,540)	$(21,710)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(53,388)	$93,671	$132,962	$—	$173,245
Investing activities:
Proceeds from the sale of hotel properties, net	—	178,170	267,117	—	445,287
Improvements and additions to hotel properties	—	(27,530)	(46,850)	—	(74,380)
Additions to property and equipment	(4)	—	—	—	(4)
Intercompany financing	560,256	—	—	(560,256)	—
Cash flows from investing activities	560,252	150,640	220,267	(560,256)	370,903
Financing activities:
Proceeds from borrowings - related party	—	—	85,000	—	85,000
Repayments of borrowings	(538,814)	—	(115,842)	—	(654,656)
Contributions from partners	732,319	—	—	—	732,319
Distributions to partners	(698,787)	—	—	—	(698,787)
Payments of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(1,483)	—	(1,483)
Intercompany financing	—	(244,311)	(315,945)	560,256	—
Cash flows from financing activities	(505,282)	(244,311)	(348,280)	560,256	(537,617)
Net change in cash, cash equivalents, and restricted cash reserves	1,582	—	4,949	—	6,531
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of year	$11,219	$—	$13,343	$—	$24,562

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of September 1, 2017 through December 31, 2017 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(44,202)	$(11,078)	$(16,872)	$—	$(72,152)
Investing activities:
Proceeds from the sale of hotel properties, net	—	—	165,893	—	165,893
Improvements and additions to hotel properties	—	(5,704)	(17,933)	—	(23,637)
Intercompany financing	108,590	—	—	(108,590)	—
Cash flows from investing activities	108,590	(5,704)	147,960	(108,590)	142,256
Financing activities:
Repayments of borrowings	(990)	—	(1,174)	—	(2,164)
Contributions from partners	130,076	—	—	—	130,076
Distributions to partners	(187,616)	—	—	—	(187,616)
Distribution of FelCor TRS	—	(51,867)	—	—	(51,867)
Distributions to preferred unitholders	(4,186)	—	—	—	(4,186)
Payment of deferred financing costs	—	—	(254)	—	(254)
Preferred distributions - consolidated joint venture	—	—	(496)	—	(496)
Intercompany financing	—	20,142	(128,732)	108,590	—
Cash flows from financing activities	(62,716)	(31,725)	(130,656)	108,590	(116,507)
Net change in cash, cash equivalents, and restricted cash reserves	1,672	(48,507)	432	—	(46,403)
Cash, cash equivalents, and restricted cash reserves, beginning of period	7,965	48,507	7,962	—	64,434
Cash, cash equivalents, and restricted cash reserves, end of period	$9,637	$—	$8,394	$—	$18,031

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(65,416)	$115,577	$84,759	$—	$134,920
Investing activities:
Acquisition of land	—	—	(8,226)	—	(8,226)
Proceeds from the sale of hotel properties, net	(1,433)	102,726	(323)	—	100,970
Improvements and additions to hotel properties	(11)	(31,309)	(42,944)	—	(74,264)
Insurance proceeds	—	—	341	—	341
Distributions from unconsolidated joint ventures	1,586	—	—	—	1,586
Intercompany financing	149,667	—	—	(149,667)	—
Cash flows from investing activities	149,809	71,417	(51,152)	(149,667)	20,407
Financing activities:
Proceeds from borrowings	—	—	85,000	—	85,000
Repayment of borrowings	—	—	(158,662)	—	(158,662)
Repurchase of common units	(30,462)	—	—	—	(30,462)
Distributions to preferred unitholders	(25,115)	—	—	—	(25,115)
Distributions to common unitholders	(33,606)	—	—	—	(33,606)
Payment of deferred financing costs	—	—	(12)	—	(12)
Distributions to noncontrolling interests	—	(14)	(2)	—	(16)
Contributions from noncontrolling interests	—	397	239	—	636
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	597	—	597
Intercompany financing	—	(191,117)	41,450	149,667	—
Other	(2,897)	—	(1,461)	—	(4,358)
Cash flows from financing activities	(92,080)	(190,734)	(32,851)	149,667	(165,998)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net change in cash, cash equivalents, and restricted cash reserves	(7,687)	(3,740)	747	—	(10,680)
Cash, cash equivalents, and restricted cash reserves, beginning of period	21,219	49,314	6,955	—	77,488
Cash, cash equivalents, and restricted cash reserves, end of period	$13,532	$45,574	$7,702	$—	$66,808

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
DoubleTree Suites by Hilton Austin	—	7,072	50,827	305	7,078	51,126	58,204	1,715	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	380	898	44,886	45,784	1,576	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	701	31,334	46,661	77,995	1,602	2017	15 - 40 years
Embassy Suites Birmingham	22,338	10,495	33,568	220	10,495	33,788	44,283	1,188	2017	15 - 40 years
Embassy Suites Dallas - Love Field	—	6,408	34,694	880	6,410	35,572	41,982	1,208	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	29,569	7,527	56,128	1,820	7,603	57,872	65,475	1,961	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	33,484	30,933	54,592	2,155	31,160	56,520	87,680	1,989	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	—	13,110	94,733	873	13,168	95,548	108,716	3,221	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	369	35,780	53,638	89,418	1,932	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	2,266	14,847	20,283	35,130	776	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	3,559	43,358	29,757	73,115	1,160	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	35,915	7,248	41,202	8,939	9,322	48,067	57,389	1,839	2017	15 - 40 years
Embassy Suites Myrtle Beach - Oceanfront Resort	—	14,103	55,236	2,285	15,392	56,232	71,624	2,052	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	516	4,743	38,203	42,946	1,326	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	—	24,680	24,487	1,458	24,719	25,906	50,625	919	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	4,607	39,634	59,752	99,386	2,100	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	1,559	3,777	86,750	90,527	3,215	2017	15 - 40 years
Hilton Myrtle Beach Resort	—	17,864	73,713	355	17,864	74,068	91,932	2,591	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	11,550	46,812	119,352	166,164	4,017	2017	15 - 40 years
The Knickerbocker New York	85,000	113,613	119,453	715	113,614	120,167	233,781	4,016	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	344	9,601	69,274	78,875	2,329	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,263	178	53,193	53,371	6,340	2017	11 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	124	7,778	43,597	51,375	1,484	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	544	300	73,255	73,555	2,478	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Wyndham Philadelphia Historic District	—	8,367	51,914	254	8,373	52,162	60,535	1,761	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	58	154	31,683	31,837	1,070	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	2,200	1,019	31,610	32,629	3,426	2017	12 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	369	27,079	46,210	73,289	1,576	2017	15 - 40 years
	$206,306	$528,162	$1,508,792	$50,668	$532,490	$1,555,132	$2,087,622	$60,867

(1) The aggregate cost of real estate for federal income tax purposes was approximately $2.1 billion at December 31, 2018.

The change in the total cost of the hotel properties is as follows:

	Successor		Predecessor
	2018	September 1 through December 31, 2017	January 1 through August 31, 2017	2016
Reconciliation of Land and Buildings and Improvements
Balance at the beginning of the period (1)	$2,398,753	$2,537,854	$2,108,117	$2,229,492
Add: Improvements	45,726	22,305	30,403	20,973
Add: Purchase of land	—	—	—	8,226
Less: Sale of hotel properties	(356,857)	(161,406)	(133,922)	(150,574)
Balance at the end of the period before impairment charges (1)	$2,087,622	$2,398,753	$2,004,598	$2,108,117
Cumulative impairment charges on the real estate assets owned at the end of the period	—	—	(55,145)	(75,227)
Balance at the end of the period after impairment charges	$2,087,622	$2,398,753	$1,949,453	$2,032,890

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

The change in the accumulated depreciation of the real estate assets is as follows:

	Successor		Predecessor
	2018	September 1 through December 31, 2017	January 1 through August 31, 2017	2016
Reconciliation of Accumulated Depreciation
Balance at the beginning of the period (1)	$(18,533)	$—	$(716,376)	$(697,386)
Add: Depreciation for the period	(51,387)	(19,518)	(37,966)	(57,044)
Less: Sale of hotel properties	9,053	985	13,838	38,054
Balance at the end of the period (1)	$(60,867)	$(18,533)	$(740,504)	$(716,376)

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