Form 10-Q
period 2019-03-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2019-05-09
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered

Not applicable (1)

(1) Neither Rangers Sub I, LLC nor FelCor Lodging Limited Partnership has securities registered pursuant to Section 12(b) of the Act.

As of May 9, 2019, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of May 9, 2019, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

Where it is important to distinguish between the entities, we either refer specifically to Rangers or to FelCor LP. Otherwise, we use the terms "we" or "our" to refer to Rangers and FelCor LP, collectively (including their consolidated subsidiaries).

This quarterly report on Form 10-Q for the quarter ended March 31, 2019 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$2,114,988	$2,123,423
Investment in unconsolidated joint ventures	15,876	15,716
Cash and cash equivalents	13,294	21,351
Restricted cash reserves	4,111	3,211
Related party rent receivable	25,781	16,501
Lease right-of-use assets	83,852	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	7,472	6,552
Related party prepaid interest	—	180
Total assets	$2,265,374	$2,233,194

Liabilities and Equity
Debt, net	$624,631	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	26,670	43,389
Lease liabilities	49,336	—
Accrued interest	9,588	2,463
Related party accrued interest	220	—
Distributions payable	—	126
Total liabilities	795,445	757,606

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,359,436	1,334,154
Retained earnings	87,640	76,695
Total member's equity	1,447,076	1,410,849
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,236	6,059
Noncontrolling interest in FelCor LP	14,617	14,250
Total noncontrolling interest	22,853	20,309
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	1,469,929	1,475,588
Total liabilities and equity	$2,265,374	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Revenues
Operating revenues
Related party lease revenue	$49,921	$53,550
Total revenues	49,921	53,550
Expenses
Operating expenses
Depreciation and amortization	18,294	20,712
Property tax, insurance and other	10,508	14,831
General and administrative	414	608
Transaction costs	252	1,528
Total operating expenses	29,468	37,679
Other income	49	8
Interest income	95	30
Interest expense	(7,247)	(13,147)
Related party interest expense	(1,166)	—
Loss on sale of hotel properties, net	—	(9,366)
Gain on extinguishment of indebtedness	—	12,929
Income before equity in income from unconsolidated joint ventures	12,184	6,325
Equity in income from unconsolidated joint ventures	107	116
Net income and comprehensive income	12,291	6,441
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	76
Noncontrolling interest in FelCor LP	(111)	(62)
Preferred distributions - consolidated joint venture	(186)	(366)
Redemption of preferred equity - consolidated joint venture	(1,153)	—
Net income and comprehensive income attributable to Rangers	$10,945	$6,089

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	$1,334,154	$76,695	$14,250	$6,059	$44,430	$1,475,588
Net income (loss) and comprehensive income (loss)	—	10,945	111	(104)	1,339	12,291
Contributions	73,108	—	738	—	—	73,846
Distributions	(47,826)	—	(482)	—	—	(48,308)
Preferred distributions - consolidated joint venture	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	(45,583)	(45,583)
Contributions from joint venture partners	—	—	—	2,281	—	2,281
Balance at March 31, 2019	$1,359,436	$87,640	$14,617	$8,236	$—	$1,469,929

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$12,291	$6,441
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	—	9,366
Depreciation and amortization	18,294	20,712
Amortization of deferred financing costs	—	72
Other amortization	(650)	(1,533)
Equity in income from unconsolidated joint ventures	(107)	(116)
Distributions of income from unconsolidated joint ventures	550	250
Gain on extinguishment of indebtedness	—	(12,929)
Changes in assets and liabilities:
Related party rent receivable	(9,280)	33,336
Prepaid expense and other assets	(1,034)	3,300
Related party prepaid interest	180	—
Accounts payable and other liabilities	(2,376)	(6,903)
Accrued interest	7,125	(2,698)
Related party accrued interest	220	—
Net cash flow provided by operating activities	25,213	49,298
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	—	116,624
Improvements and additions to hotel properties	(13,039)	(18,141)
Additions to property and equipment	—	(3)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow (used in) provided by investing activities	(13,642)	98,480
Cash flows from financing activities
Repayments of borrowings	(650)	(539,512)
Contributions from members	73,846	598,033
Distributions to members	(48,308)	(206,212)
Payments of deferred financing costs	(2)	(10)
Preferred distributions - consolidated joint venture	(312)	(366)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from joint venture partners	2,281	—
Net cash flow used in financing activities	(18,728)	(148,067)
Net change in cash, cash equivalents, and restricted cash reserves	(7,157)	(289)
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$17,405	$17,742

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$2,114,988	$2,123,423
Investment in unconsolidated joint ventures	15,876	15,716
Cash and cash equivalents	13,294	21,351
Restricted cash reserves	4,111	3,211
Related party rent receivable	25,781	16,501
Lease right-of-use assets	83,852	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	7,472	6,552
Related party prepaid interest	—	180
Total assets	$2,265,374	$2,233,194

Liabilities and Partners' Capital
Debt, net	$624,631	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	26,670	43,389
Lease liabilities	49,336	—
Accrued interest	9,588	2,463
Related party accrued interest	220	—
Distributions payable	—	126
Total liabilities	795,445	757,606

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,373,168	1,347,630
Retained earnings	88,525	77,469
Total partners’ capital, excluding noncontrolling interest	1,461,693	1,425,099
Noncontrolling interest in consolidated joint ventures	8,236	6,059
Preferred capital in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total partners' capital	1,469,929	1,475,588
Total liabilities and partners' capital	$2,265,374	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Revenues
Operating revenues
Related party lease revenue	$49,921	$53,550
Total revenues	49,921	53,550
Expenses
Operating expenses
Depreciation and amortization	18,294	20,712
Property tax, insurance and other	10,508	14,831
General and administrative	414	608
Transaction costs	252	1,528
Total operating expenses	29,468	37,679
Other income	49	8
Interest income	95	30
Interest expense	(7,247)	(13,147)
Related party interest expense	(1,166)	—
Loss on sale of hotel properties, net	—	(9,366)
Gain on extinguishment of indebtedness	—	12,929
Income before equity in income from unconsolidated joint ventures	12,184	6,325
Equity in income from unconsolidated joint ventures	107	116
Net income and comprehensive income	12,291	6,441
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	76
Preferred distributions - consolidated joint venture	(186)	(366)
Redemption of preferred capital - consolidated joint venture	(1,153)	—
Net income and comprehensive income attributable to FelCor LP	$11,056	$6,151

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2018	$1,347,630	$77,469	$6,059	$44,430	$1,475,588
Net income (loss) and comprehensive income (loss)	—	11,056	(104)	1,339	12,291
Contributions	73,846	—	—	—	73,846
Distributions	(48,308)	—	—	—	(48,308)
Preferred distributions - consolidated joint venture	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(45,583)	(45,583)
Contributions from joint venture partners	—	—	2,281	—	2,281
Balance at March 31, 2019	$1,373,168	$88,525	$8,236	$—	$1,469,929

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$12,291	$6,441
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	—	9,366
Depreciation and amortization	18,294	20,712
Amortization of deferred financing costs	—	72
Other amortization	(650)	(1,533)
Equity in income from unconsolidated joint ventures	(107)	(116)
Distributions of income from unconsolidated joint ventures	550	250
Gain on extinguishment of indebtedness	—	(12,929)
Changes in assets and liabilities:
Related party rent receivable	(9,280)	33,336
Prepaid expense and other assets	(1,034)	3,300
Related party prepaid interest	180	—
Accounts payable and other liabilities	(2,376)	(6,903)
Accrued interest	7,125	(2,698)
Related party accrued interest	220	—
Net cash flow provided by operating activities	25,213	49,298
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	—	116,624
Improvements and additions to hotel properties	(13,039)	(18,141)
Additions to property and equipment	—	(3)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow (used in) provided by investing activities	(13,642)	98,480
Cash flows from financing activities
Repayments of borrowings	(650)	(539,512)
Contributions from partners	73,846	598,033
Distributions to partners	(48,308)	(206,212)
Payments of deferred financing costs	(2)	(10)
Preferred distributions - consolidated joint venture	(312)	(366)
Redemption of preferred capital - consolidated joint venture	(45,583)	—
Contributions from joint venture partners	2,281	—
Net cash flow used in financing activities	(18,728)	(148,067)
Net change in cash, cash equivalents, and restricted cash reserves	(7,157)	(289)
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$17,405	$17,742

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

As of March 31, 2019, the Company owned 30 hotel properties with approximately 8,800 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 27 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 28 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 29 of its 30 hotel properties to subsidiaries of RLJ LP.

2.              Summary of Significant Accounting Policies

The combined Annual Report on Form 10-K for the year ended December 31, 2018 of Rangers and FelCor LP contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2018.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity (partners' capital) and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the combined Annual Report on Form 10-K of Rangers and FelCor LP filed with the SEC on March 1, 2019.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income and comprehensive income, shareholders’ equity or cash flows.

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

Leases

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transition approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes, so the Company did not recognize a cumulative effect adjustment on the date of adoption. The comparative historical periods will be presented in accordance with ASC 840, Leases.

Lessors

As a lessor in a lease contract, the Company classifies its leases as either an operating lease, direct financing lease, or a sales-type lease. The Company's hotel properties are leased through intercompany lease contracts. The Company's hotel property-owning subsidiaries (the "Lessors") lease the hotel properties to lessees owned by FelCor TRS Holdings, LLC ("FelCor TRS"), a subsidiary of RLJ LP (the "Lessees"). The Company classifies these lease contracts as operating leases, so the Company will continue to recognize the underlying leased asset as an investment in hotel properties on the consolidated balance sheets. Base lease revenue is recognized on a straight-line basis over the lease term. Percentage lease revenue is recognized over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease contracts. The Company only capitalizes the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The Lessees are in compliance with their rental obligations under their respective lease agreements.

Lessees

As a lessee in a lease contract, the Company recognizes a lease right-of-use asset and a lease liability on the consolidated balance sheet. The Company is a lessee in a variety of lease contracts, such as ground leases, parking leases, office leases and equipment leases. The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense on the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into amortization expense using the straight-line method over the term of the lease. For leases with an initial term of 12 months or less, the Company will not recognize a lease right-of-use asset and a lease liability on the consolidated balance sheet and lease expense will be recognized on a straight-line basis over the lease term.

At the lease commencement date, the Company determines the lease term by incorporating the fixed, non-cancelable lease term plus any lease extension option terms that are reasonably certain of being exercised. The ability to extend the lease term is at the Company's sole discretion. The Company calculates the present value of the future lease payments over the lease term in order to determine the lease liability and the related lease right-of-use asset that is recognized on the consolidated balance sheet.

Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. The Company's lease contracts do not contain any material residual value guarantees or material restrictive covenants.

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) the frequency to which the leased asset is used, or (iii) the lease payments are adjusted periodically for inflation; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income.

The Company will use the implicit rate in a lease contract in order to determine the present value of the future lease payments over the lease term.  If the implicit rate in the lease contract is not available, then the Company will use its incremental borrowing rate at the lease commencement date.   The Company determined its incremental borrowing rate for each lease contract by using the U.S. Treasury interest rates yield curve, and then making adjustments for the lease term, the Company’s credit spread, the Company’s ability to borrow on a secured basis, the quality and condition of the leased asset and the current economic environment.  For purposes of adopting ASC 842, the Company used its incremental borrowing rate on January 1, 2019 for the operating leases that commenced prior to that date.

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

Upon adoption of this standard on January 1, 2019, the Company recognized lease liabilities and the related lease right-of-use assets on the consolidated balance sheet for its ground leases, parking leases and office leases. In addition to recognizing the lease liabilities and the related lease right-of-use assets on the date of adoption, the Company reclassified its below market ground lease intangible assets from intangible assets, net on the consolidated balance sheet to the lease right-of-use assets. In addition, the Company reclassified its above market ground lease liabilities and deferred rent liabilities from accounts payable and other liabilities on the consolidated balance sheet to the lease right-of-use assets.

The following table summarizes the impact of adopting this guidance on the consolidated balance sheet (in thousands):

	January 1, 2019
	As Previously Reported	Impact of the Adoption of ASC 842	As Adjusted
Lease right-of-use assets	$—	$84,913	$84,913
Intangible assets, net	$46,260	$(46,260)	$—
Accounts payable and other liabilities	$43,389	$(11,048)	$32,341
Lease liabilities	$—	$49,701	$49,701

There was no impact to the Company’s consolidated statement of operations and comprehensive income and the consolidated statement of cash flows. Refer to Note 9, Commitments and Contingencies, for the Company's disclosures about its lease contracts.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The Company adopted the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures did not have a material impact on the Company's consolidated financial statements.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$532,832	$532,490
Buildings and improvements	1,562,430	1,555,132
Furniture, fixtures and equipment	127,312	125,207
	2,222,574	2,212,829
Accumulated depreciation	(107,586)	(89,406)
Investment in hotel properties, net	$2,114,988	$2,123,423

For the three months ended March 31, 2019 and 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.2 million and $20.5 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2019 and December 31, 2018, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2019	December 31, 2018
Equity basis of the joint venture investments	$(4,370)	$(4,810)
Cost of the joint venture investments in excess of the joint venture book value	20,246	20,526
Investment in unconsolidated joint ventures	$15,876	$15,716

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2019	2018
Unconsolidated joint ventures net income attributable to the Company	$387	$396
Depreciation of cost in excess of book value	(280)	(280)
Equity in income from unconsolidated joint ventures	$107	$116

5.            Sale of Hotel Properties

During the three months ended March 31, 2019, the Company did not sell any hotel properties.

During the three months ended March 31, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In connection with these transactions, the Company recorded an aggregate $9.4 million loss on sale, which is included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The loss on sale included approximately $1.5 million in lease termination fees as a result of early terminating the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the three months ended March 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

6.              Debt

The Company's debt consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Senior unsecured notes (1)(2)(3)	—	6.00%	June 2025	$504,141	$505,322
Mortgage loan (4)	3	4.95%	October 2022	91,121	91,737
Mortgage loan (5)	1	4.94%	October 2022	29,371	29,569
	4			624,633	626,628
Deferred financing costs, net				(2)	—
Debt, net				$624,631	$626,628

(1)	Requires payments of interest only through maturity.

(2)
The senior unsecured notes include $29.1 million and $30.3 million at March 31, 2019 and December 31, 2018, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

(4)
Includes $1.7 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)
Includes $0.6 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

The senior unsecured notes (the "Senior Notes") and certain mortgage agreements are subject to customary financial covenants. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

During the three months ended March 31, 2019 and 2018, the Company recognized $7.2 million and $13.1 million of interest expense, respectively.

7.              Related Party Debt

In November 2018, the Company's consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP, which is included in related party debt in the accompanying consolidated balance sheets. The related party mortgage loan has an interest rate of LIBOR + 3.00% and a maturity date of November 9, 2023. The related party mortgage loan requires payments of interest only through maturity. The hotel property owned by the Company's consolidated joint venture is encumbered by the related party mortgage loan.

During the three months ended March 31, 2019, the Company recognized $1.2 million of interest expense related to its related party loan with RLJ LP.

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

•
Debt — The senior unsecured notes had an estimated fair value of approximately $493.2 million and $492.6 million at March 31, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $122.5 million and $121.1 million at March 31, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $615.7 million and $613.7 million at March 31, 2019 and December 31, 2018, respectively. The total carrying value of the Company's debt was $624.6 million and $626.6 million at March 31, 2019 and December 31, 2018, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $90.0 million and $84.1 million at March 31, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both March 31, 2019 and December 31, 2018.

9.       Commitments and Contingencies

Leases

Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease contracts will expire in 2019 (22 hotels), 2022 (five hotels), and thereafter (one hotel).

The lease revenue recognized during the three months ended March 31, 2019 consisted of the following:

Lease revenue relating to lease payments	$14,653
Lease revenue relating to variable lease payments	35,268
Total related party lease revenue	$49,921

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

	March 31, 2019	December 31, 2018
2019	$44,160	$58,880
2020 (1)	—	—
2021 (1)	—	—
2022 (1)	—	—
2023 (1)	—	—
Thereafter (1)	—	—
Total	$44,160	$58,880

(1)
In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future lease payments to the Company under the noncancelable operating leases will be determined.

Lessees

As a lessee, as of March 31, 2019, six of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended March 31, 2019, the total ground lease expense was $2.5 million, which consisted of $1.7 million of fixed lease expense and $0.8 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground lease expense was $0.6 million for the three months ended March 31, 2019.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground lease expense was $0.1 million for the three months ended March 31, 2019.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. The ground lease expense was $1.2 million for three months ended March 31, 2019.

One of the Company's hotel properties is subject to a long-term contract to lease parking spaces. The parking lease is classified as an operating lease. The total parking lease expense was de minimis for the three months ended March 31, 2019.

The Company is subject to an office lease in Dallas, Texas with a term expiring in 2027. The office lease is classified as an operating lease. The total office lease expense was $0.1 million for the three months ended March 31, 2019, which is included in general and administrative in the accompanying consolidated statements of operations and comprehensive income.

The future lease payments for the Company's operating leases were as follows (in thousands):

	March 31, 2019	December 31, 2018
2019	$3,648	$4,863
2020	4,884	4,884
2021	4,909	4,909
2022	4,968	4,968
2023	4,990	4,990
Thereafter	119,019	119,019
Total future lease payments	142,418	$143,633
Less: Imputed interest	93,082
Lease liabilities	$49,336

The following table presents certain information related to the Company's operating leases as of March 31, 2019:

Weighted average remaining lease term	32 years
Weighted average discount rate (1)	6.85%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2019 and December 31, 2018, approximately $4.1 million and $3.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

10.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of March 31, 2019, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

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

11.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the three months ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$13,294	$13,025
Restricted cash reserves	4,111	4,717
Cash, cash equivalents, and restricted cash reserves	$17,405	$17,742

Interest paid	$1,468	$18,188
Interest paid to a related party	$766	$—

Income taxes refunded	$—	$(169)

Operating cash flow lease payments for operating leases	$1,866

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$119,200
Transaction costs	—	(2,576)
Proceeds from the sale of hotel properties, net	$—	$116,624

Supplemental non-cash transactions
Accrued capital expenditures	$2,050	$3,508

12.       FelCor LP's Consolidating Financial Information

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
March 31, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,963,959	$—	$—	$(1,963,959)	$—
Investment in hotel properties, net	—	653,372	1,461,616	—	2,114,988
Investment in unconsolidated joint ventures	15,876	—	—	—	15,876
Cash and cash equivalents	1,170	—	12,124	—	13,294
Restricted cash reserves	443	—	3,668	—	4,111
Related party rent receivable	—	7,069	18,712	—	25,781
Lease right-of-use assets	4,772	69,421	9,659	—	83,852
Prepaid expense and other assets	1,651	1,154	4,667	—	7,472
Total assets	$1,987,871	$731,016	$1,510,446	$(1,963,959)	$2,265,374

Debt, net	$504,141	$—	$153,199	$(32,709)	$624,631
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	7,501	11,756	7,413	—	26,670
Lease liabilities	4,948	26,493	17,895	—	49,336
Accrued interest	9,588	—	—	—	9,588
Related party accrued interest	—	—	220	—	220
Total liabilities	526,178	38,249	263,727	(32,709)	795,445

Partnership interests	1,461,693	692,767	1,238,483	(1,931,250)	1,461,693
Total partners' capital, excluding noncontrolling interest	1,461,693	692,767	1,238,483	(1,931,250)	1,461,693
Noncontrolling interest in consolidated joint ventures	—	—	8,236	—	8,236
Total partners’ capital	1,461,693	692,767	1,246,719	(1,931,250)	1,469,929
Total liabilities and partners’ capital	$1,987,871	$731,016	$1,510,446	$(1,963,959)	$2,265,374

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2018
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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended March 31, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$18,272	$31,649	$—	$49,921
Total revenues	—	18,272	31,649	—	49,921

Expenses
Depreciation and amortization	114	6,765	11,415	—	18,294
Property tax, insurance and other	26	4,906	5,576	—	10,508
General and administrative	385	20	9	—	414
Transaction costs	95	8	149	—	252
Total operating expenses	620	11,699	17,149	—	29,468
Other income	39	10	—	—	49
Interest income	238	—	51	(194)	95
Interest expense	(5,944)	—	(1,497)	194	(7,247)
Related party interest expense	—	—	(1,166)	—	(1,166)
Income before equity in income from unconsolidated joint ventures	(6,287)	6,583	11,888	—	12,184
Equity in income from consolidated entities	17,236	—	—	(17,236)	—
Equity in income from unconsolidated joint ventures	107	—	—	—	107
Net income and comprehensive income	11,056	6,583	11,888	(17,236)	12,291
Noncontrolling interest in consolidated joint ventures	—	—	104	—	104
Preferred distributions - consolidated joint venture	—	—	(186)	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—	(1,153)
Net income and comprehensive income attributable to FelCor LP	$11,056	$6,583	$10,653	$(17,236)	$11,056

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$18,853	$34,697	$—	$53,550
Total revenues	—	18,853	34,697	—	53,550

Expenses
Depreciation and amortization	114	8,752	11,846	—	20,712
Property tax, insurance and other	42	7,485	7,304	—	14,831
General and administrative	481	40	87	—	608
Transaction costs	1,509	8	11	—	1,528
Total operating expenses	2,146	16,285	19,248	—	37,679
Other income	8	—	—	—	8
Interest income	108	—	—	(78)	30
Interest expense	(10,587)	—	(2,638)	78	(13,147)
Loss on sale of hotel properties, net	—	(9,399)	33	—	(9,366)
Gain on extinguishment of indebtedness	12,929	—	—	—	12,929
Income before equity in income from unconsolidated joint ventures	312	(6,831)	12,844	—	6,325
Equity in income from consolidated entities	5,723	—	—	(5,723)	—
Equity in income from unconsolidated joint ventures	116	—	—	—	116
Net income and comprehensive income	6,151	(6,831)	12,844	(5,723)	6,441
Noncontrolling interest in consolidated joint ventures	—	—	76	—	76
Preferred distributions - consolidated joint venture	—	—	(366)	—	(366)
Net income and comprehensive income attributable to FelCor LP	$6,151	$(6,831)	$12,554	$(5,723)	$6,151

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(1,236)	$10,947	$15,502	$—	$25,213
Investing activities:
Improvements and additions to hotel properties	—	(3,714)	(9,325)	—	(13,039)
Contributions to unconsolidated joint ventures	(603)	—	—	—	(603)
Intercompany financing	(33,305)	—	—	33,305	—
Cash flows from investing activities	(33,908)	(3,714)	(9,325)	33,305	(13,642)
Financing activities:
Repayments of borrowings	—	—	(650)	—	(650)
Contributions from partners	73,846	—	—	—	73,846
Distributions to partners	(48,308)	—	—	—	(48,308)
Payments of deferred financing costs	—	(1)	(1)	—	(2)
Preferred distributions - consolidated joint venture	—	—	(312)	—	(312)
Redemption of preferred capital - consolidated joint venture	—	—	(45,583)	—	(45,583)
Contributions from joint venture partners	—	—	2,281	—	2,281
Intercompany financing	—	(7,232)	40,537	(33,305)	—
Cash flows from financing activities	25,538	(7,233)	(3,728)	(33,305)	(18,728)
Net change in cash, cash equivalents, and restricted cash reserves	(9,606)	—	2,449	—	(7,157)
Cash, cash equivalents, and restricted cash reserves, beginning of year	11,219	—	13,343	—	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$1,613	$—	$15,792	$—	$17,405

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(24,317)	$31,603	$42,012	$—	$49,298
Investing activities:
Proceeds from the sale of hotel properties, net	—	116,591	33	—	116,624
Improvements and additions to hotel properties	—	(5,416)	(12,725)	—	(18,141)
Additions to property and equipment	(3)	—	—	—	(3)
Intercompany financing	171,272	—	—	(171,272)	—
Cash flows from investing activities	171,269	111,175	(12,692)	(171,272)	98,480
Financing activities:
Repayments of borrowings	(538,760)	—	(752)	—	(539,512)
Contributions from partners	598,033	—	—	—	598,033
Distributions to partners	(206,212)	—	—	—	(206,212)
Payments of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(366)	—	(366)
Intercompany financing	—	(142,778)	(28,494)	171,272	—
Cash flows from financing activities	(146,939)	(142,778)	(29,622)	171,272	(148,067)
Net change in cash, cash equivalents, and restricted cash reserves	13	—	(302)	—	(289)
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$9,650	$—	$8,092	$—	$17,742

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the combined Annual Report on Form 10-K for the year ended December 31, 2018 of Rangers Sub I, LLC ("Rangers") and FelCor Lodging Limited Partnership ("FelCor LP"), filed with the SEC on March 1, 2019 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Forward-Looking Statements," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, as well as the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain cautiously optimistic that positive employment trends, high consumer confidence and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply and signs of slowing economic growth, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

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

As of March 31, 2019, we owned 30 hotel properties with approximately 8,800 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 27 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 28 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 29 of its 30 hotel properties to subsidiaries of RLJ LP.

2019 Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. In line with this, in February 2019, we fully redeemed the preferred equity under the EB-5 Immigrant Investor Program for $45.6 million.

Our Customers

Our hotel property-owning subsidiaries (the "Lessors") receive lease revenue from the property-operating subsidiaries (the "Lessees") under lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

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

Our Revenues and Expenses

Our revenues are derived from lease revenue received under lease contracts with related parties, which contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue, and other revenue at the hotel properties.

Our expenses consist of the depreciation on our investment in hotel properties and property taxes, insurance, and other property-related costs of our hotel properties.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2018.

Results of Operations

At March 31, 2019 and 2018, we owned 30 and 34 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2019 and 2018.  The non-comparable hotel properties include six dispositions that were completed between January 1, 2018 and March 31, 2019.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Revenues
Operating revenues
Related party lease revenue	$49,921	$53,550	$(3,629)	(6.8)%
Total revenues	49,921	53,550	(3,629)	(6.8)%
Expenses
Operating expenses
Depreciation and amortization	18,294	20,712	(2,418)	(11.7)%
Property tax, insurance and other	10,508	14,831	(4,323)	(29.1)%
General and administrative	414	608	(194)	(31.9)%
Transaction costs	252	1,528	(1,276)	(83.5)%
Total operating expenses	29,468	37,679	(8,211)	(21.8)%
Other income	49	8	41	—%
Interest income	95	30	65	—%
Interest expense	(7,247)	(13,147)	5,900	(44.9)%
Related party interest expense	(1,166)	—	(1,166)	100.0%
Loss on sale of hotel properties, net	—	(9,366)	9,366	(100.0)%
Gain on extinguishment of indebtedness	—	12,929	(12,929)	(100.0)%
Income before equity in income from unconsolidated joint ventures	12,184	6,325	5,859	92.6%
Equity in income from unconsolidated joint ventures	107	116	(9)	(7.8)%
Net income and comprehensive income	12,291	6,441	5,850	90.8%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	76	28	36.8%
Noncontrolling interest in FelCor LP	(111)	(62)	(49)	79.0%
Preferred distributions - consolidated joint venture	(186)	(366)	180	(49.2)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income and comprehensive income attributable to Rangers	$10,945	$6,089	$4,856	79.8%

Revenues

Related Party Lease Revenue

Related party lease revenue for the three months ended March 31, 2019 decreased $3.6 million, or 6.8%, to $49.9 million from $53.6 million for the three months ended March 31, 2018. The decrease was a result of a $9.5 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $5.9 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 decreased $2.4 million, or 11.7%, to $18.3 million from $20.7 million for the three months ended March 31, 2018. The decrease was a result of a $4.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $2.0 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended March 31, 2019 decreased $4.3 million, or 29.1%, to $10.5 million from $14.8 million for the three months ended March 31, 2018.  The decrease was primarily attributable to a $3.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.5 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense for the three months ended March 31, 2019 decreased $0.2 million, or 31.9%, to $0.4 million from $0.6 million for the three months ended March 31, 2018.

Transaction Costs

Transaction costs for the three months ended March 31, 2019 decreased $1.3 million, or 83.5%, to $0.3 million from $1.5 million for the three months ended March 31, 2018. The decrease in transaction costs was primarily attributable to a decrease of approximately $1.4 million in integration costs that were incurred during the three months ended March 31, 2018 related to the Mergers.

Interest Expense

Interest expense for the three months ended March 31, 2019 decreased $5.9 million, or 44.9%, to $7.2 million from $13.1 million for the three months ended March 31, 2018. The decrease in interest expense was due to a lower average debt balance during the three months ended March 31, 2019. The lower average debt balance was a result of the redemption of the senior secured notes in March 2018, the early payoff of a mortgage loan which encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan which encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments.

Related Party Interest Expense

During the three months ended March 31, 2019, we recognized related party interest expense of $1.2 million. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Gain on Extinguishment of Indebtedness

In March 2018, we recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. There was no gain or loss on extinguishment of indebtedness during the three months ended March 31, 2019.

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

Sources and Uses of Cash

As of March 31, 2019, we had $17.4 million of cash, cash equivalents and restricted cash reserves as compared to $24.6 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $25.2 million and $49.3 million for the three months ended March 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $13.6 million for the three months ended March 31, 2019 primarily due to $13.0 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $98.5 million for the three months ended March 31, 2018 primarily due to $116.6 million of net cash proceeds from the sale of two hotel properties, partially offset by $18.1 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $18.7 million for the three months ended March 31, 2019 primarily due to $48.3 million in distributions to members, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, and $0.6 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $73.8 million in contributions from members and $2.3 million in contributions from joint venture partners.

The net cash flow used in financing activities totaled $148.1 million for the three months ended March 31, 2018 primarily due to a payment of approximately $539.0 million to early redeem the senior secured notes and $206.2 million in distributions to members. The net cash flow used in financing activities was partially offset by $598.0 million in contributions from members.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Generally, the cost of routine improvements and alterations are paid out of FF&E reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by us with the assistance of the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2019, approximately $0.9 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2019, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.8 million of non-recourse mortgage debt, of which our pro rata portion was $10.4 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2019, we had approximately $85.0 million of total variable rate related party debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 5.49% per annum. As of March 31, 2019, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$1,707	$2,671	$2,824	$110,997	$—	$475,000	$593,199
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	—%	6.00%	5.79%
Variable rate debt - related party debt	$—	$—	$—	$—	$85,000	$—	$85,000
Weighted-average interest rate	—%	—%	—%	—%	5.49%	—%	5.49%
Total	$1,707	$2,671	$2,824	$110,997	$85,000	$475,000	$678,199

(1)	Excludes a total of $31.4 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2019, the estimated fair value of our fixed rate debt was $615.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $29.0 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: May 9, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 9, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: May 9, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 9, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)