Form 10-Q
period 2019-06-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2019-08-08
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of August 8, 2019, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of August 8, 2019, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended June 30, 2019 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$1,948,414	$2,123,423
Investment in unconsolidated joint ventures	15,803	15,716
Cash and cash equivalents	13,715	21,351
Restricted cash reserves	5,081	3,211
Related party rent receivable	30,311	16,501
Lease right-of-use assets	82,786	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	5,531	6,552
Related party prepaid interest	178	180
Total assets	$2,101,819	$2,233,194

Liabilities and Equity
Debt, net	$717,715	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	28,697	43,389
Related party lease termination fee payable	712	—
Lease liabilities	48,965	—
Accrued interest	2,463	2,463
Distributions payable	—	126
Total liabilities	883,552	757,606

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,113,358	1,334,154
Retained earnings	84,474	76,695
Total member's equity	1,197,832	1,410,849
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,336	6,059
Noncontrolling interest in FelCor LP	12,099	14,250
Total noncontrolling interest	20,435	20,309
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	1,218,267	1,475,588
Total liabilities and equity	$2,101,819	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Related party lease revenue	$56,221	$60,650	$106,142	$114,200
Total revenues	56,221	60,650	106,142	114,200
Expenses
Operating expenses
Depreciation and amortization	18,294	20,492	36,588	41,204
Property tax, insurance and other	10,582	14,056	21,090	28,887
General and administrative	269	551	683	1,159
Transaction costs	(142)	647	110	2,175
Total operating expenses	29,003	35,746	58,471	73,425
Other income	2	102	50	110
Interest income	65	53	161	83
Interest expense	(8,258)	(8,608)	(15,505)	(21,755)
Related party interest expense	(1,171)	—	(2,337)	—
(Loss) gain on sale of hotel properties, net	(21,382)	42	(21,382)	(9,324)
Gain on extinguishment of indebtedness	—	7	—	12,936
(Loss) income before equity in income from unconsolidated joint ventures	(3,526)	16,500	8,658	22,825
Equity in income from unconsolidated joint ventures	428	611	535	727
Net (loss) income and comprehensive (loss) income	(3,098)	17,111	9,193	23,552
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(100)	(42)	4	34
Noncontrolling interest in FelCor LP	32	(167)	(79)	(229)
Preferred distributions - consolidated joint venture	—	(369)	(186)	(735)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(3,166)	$16,533	$7,779	$22,622

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	$1,334,154	$76,695	$14,250	$6,059	$44,430	$1,475,588
Net income (loss) and comprehensive income (loss)	—	7,779	79	(4)	1,339	9,193
Contributions	113,972	—	1,151	—	—	115,123
Distributions	(334,768)	—	(3,381)	—	—	(338,149)
Preferred distributions - consolidated joint venture	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	—	2,281	—	2,281
Balance at June 30, 2019	$1,113,358	$84,474	$12,099	$8,336	$—	$1,218,267

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at March 31, 2019	$1,359,436	$87,640	$14,617	$8,236	$—	$1,469,929
Net (loss) income and comprehensive (loss) income	—	(3,166)	(32)	100	—	(3,098)
Contributions	40,864	—	413	—	—	41,277
Distributions	(286,942)	—	(2,899)	—	—	(289,841)
Balance at June 30, 2019	$1,113,358	$84,474	$12,099	$8,336	$—	$1,218,267

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	22,622	229	(34)	735	23,552
Contributions	635,365	—	6,418	—	—	641,783
Distributions	(261,289)	—	(2,639)	—	—	(263,928)
Preferred distributions - consolidated joint venture	—	—	—	—	(735)	(735)
Balance at June 30, 2018	$1,676,815	$26,712	$17,208	$5,866	$44,430	$1,771,031

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at March 31, 2018	$1,688,860	$10,179	$17,162	$5,824	$44,430	$1,766,455
Net income and comprehensive income	—	16,533	167	42	369	17,111
Contributions	43,312	—	438	—	—	43,750
Distributions	(55,357)	—	(559)	—	—	(55,916)
Preferred distributions - consolidated joint venture	—	—	—	—	(369)	(369)
Balance at June 30, 2018	$1,676,815	$26,712	$17,208	$5,866	$44,430	$1,771,031

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$9,193	$23,552
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	21,382	9,324
Depreciation and amortization	36,588	41,204
Amortization of deferred financing costs	49	144
Other amortization	(1,299)	(2,142)
Equity in income from unconsolidated joint ventures	(535)	(727)
Distributions of income from unconsolidated joint ventures	1,051	814
Gain on extinguishment of indebtedness	—	(12,936)
Changes in assets and liabilities:
Related party rent receivable	(13,810)	28,782
Prepaid expense and other assets	890	5,653
Related party prepaid interest	2	—
Accounts payable and other liabilities	927	(7,119)
Accrued interest	—	(9,823)
Net cash flow provided by operating activities	54,438	76,726
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	145,389	116,550
Improvements and additions to hotel properties	(31,976)	(33,793)
Additions to property and equipment	(102)	(4)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow provided by investing activities	112,708	82,753
Cash flows from financing activities
Proceeds from borrowings	96,000	—
Repayments of borrowings	(1,292)	(540,304)
Contributions from members	115,123	641,783
Distributions to members	(338,149)	(262,128)
Payments of deferred financing costs	(980)	(10)
Preferred distributions - consolidated joint venture	(312)	(739)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,281	—
Net cash flow used in financing activities	(172,912)	(161,398)
Net change in cash, cash equivalents, and restricted cash reserves	(5,766)	(1,919)
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$18,796	$16,112

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$1,948,414	$2,123,423
Investment in unconsolidated joint ventures	15,803	15,716
Cash and cash equivalents	13,715	21,351
Restricted cash reserves	5,081	3,211
Related party rent receivable	30,311	16,501
Lease right-of-use assets	82,786	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	5,531	6,552
Related party prepaid interest	178	180
Total assets	$2,101,819	$2,233,194

Liabilities and Partners' Capital
Debt, net	$717,715	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	28,697	43,389
Related party lease termination fee payable	712	—
Lease liabilities	48,965	—
Accrued interest	2,463	2,463
Distributions payable	—	126
Total liabilities	883,552	757,606

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,124,604	1,347,630
Retained earnings	85,327	77,469
Total partners’ capital, excluding noncontrolling interest	1,209,931	1,425,099
Noncontrolling interest in consolidated joint ventures	8,336	6,059
Preferred capital in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total partners' capital	1,218,267	1,475,588
Total liabilities and partners' capital	$2,101,819	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Related party lease revenue	$56,221	$60,650	$106,142	$114,200
Total revenues	56,221	60,650	106,142	114,200
Expenses
Operating expenses
Depreciation and amortization	18,294	20,492	36,588	41,204
Property tax, insurance and other	10,582	14,056	21,090	28,887
General and administrative	269	551	683	1,159
Transaction costs	(142)	647	110	2,175
Total operating expenses	29,003	35,746	58,471	73,425
Other income	2	102	50	110
Interest income	65	53	161	83
Interest expense	(8,258)	(8,608)	(15,505)	(21,755)
Related party interest expense	(1,171)	—	(2,337)	—
(Loss) gain on sale of hotel properties, net	(21,382)	42	(21,382)	(9,324)
Gain on extinguishment of indebtedness	—	7	—	12,936
(Loss) income before equity in income from unconsolidated joint ventures	(3,526)	16,500	8,658	22,825
Equity in income from unconsolidated joint ventures	428	611	535	727
Net (loss) income and comprehensive (loss) income	(3,098)	17,111	9,193	23,552
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(100)	(42)	4	34
Preferred distributions - consolidated joint venture	—	(369)	(186)	(735)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—
Net (loss) income and comprehensive (loss) income attributable to FelCor LP	$(3,198)	$16,700	$7,858	$22,851

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2018	$1,347,630	$77,469	$6,059	$44,430	1,475,588
Net income (loss) and comprehensive income (loss)	—	7,858	(4)	1,339	9,193
Contributions	115,123	—	—	—	115,123
Distributions	(338,149)	—	—	—	(338,149)
Preferred distributions - consolidated joint venture	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Balance at June 30, 2019	$1,124,604	$85,327	$8,336	$—	$1,218,267

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at March 31, 2019	$1,373,168	$88,525	$8,236	$—	$1,469,929
Net (loss) income and comprehensive (loss) income	—	(3,198)	100	—	(3,098)
Contributions	41,277	—	—	—	41,277
Distributions	(289,841)	—	—	—	(289,841)
Balance at June 30, 2019	$1,124,604	$85,327	$8,336	$—	$1,218,267

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income (loss) and comprehensive income (loss)	—	22,851	(34)	735	23,552
Contributions	641,783	—	—	—	641,783
Distributions	(263,928)	—	—	—	(263,928)
Preferred distributions - consolidated joint venture	—	—	—	(735)	(735)
Balance at June 30, 2018	$1,693,753	$26,982	$5,866	$44,430	$1,771,031

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at March 31, 2018	$1,705,919	$10,282	$5,824	$44,430	$1,766,455
Net income and comprehensive income	—	16,700	42	369	17,111
Contributions	43,750	—	—	—	43,750
Distributions	(55,916)	—	—	—	(55,916)
Preferred distributions - consolidated joint venture	—	—	—	(369)	(369)
Balance at June 30, 2018	$1,693,753	$26,982	$5,866	$44,430	$1,771,031

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$9,193	$23,552
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	21,382	9,324
Depreciation and amortization	36,588	41,204
Amortization of deferred financing costs	49	144
Other amortization	(1,299)	(2,142)
Equity in income from unconsolidated joint ventures	(535)	(727)
Distributions of income from unconsolidated joint ventures	1,051	814
Gain on extinguishment of indebtedness	—	(12,936)
Changes in assets and liabilities:
Related party rent receivable	(13,810)	28,782
Prepaid expense and other assets	890	5,653
Related party prepaid interest	2	—
Accounts payable and other liabilities	927	(7,119)
Accrued interest	—	(9,823)
Net cash flow provided by operating activities	54,438	76,726
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	145,389	116,550
Improvements and additions to hotel properties	(31,976)	(33,793)
Additions to property and equipment	(102)	(4)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow provided by investing activities	112,708	82,753
Cash flows from financing activities
Proceeds from borrowings	96,000	—
Repayments of borrowings	(1,292)	(540,304)
Contributions from partners	115,123	641,783
Distributions to partners	(338,149)	(262,128)
Payments of deferred financing costs	(980)	(10)
Preferred distributions - consolidated joint venture	(312)	(739)
Redemption of preferred capital - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,281	—
Net cash flow used in financing activities	(172,912)	(161,398)
Net change in cash, cash equivalents, and restricted cash reserves	(5,766)	(1,919)
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$18,796	$16,112

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

As of June 30, 2019, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

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

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) the frequency to which the leased asset is used, or (iii) the lease payments are adjusted periodically for inflation; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income (loss).

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

•	The Company elected a practical expedient whereby lessors, by class of underlying asset, are not required to separate the nonlease components from the lease components, if certain conditions are met.

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

There was no impact to the Company’s consolidated statement of operations and comprehensive income (loss) and the consolidated statement of cash flows. Refer to Note 9, Commitments and Contingencies, for the Company's disclosures about its lease contracts.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$499,839	$532,490
Buildings and improvements	1,440,395	1,555,132
Furniture, fixtures and equipment	123,375	125,207
	2,063,609	2,212,829
Accumulated depreciation	(115,195)	(89,406)
Investment in hotel properties, net	$1,948,414	$2,123,423

For the three and six months ended June 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.2 million and $36.4 million, respectively. For the three and six months ended June 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $20.3 million and $40.9 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2019 and December 31, 2018, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2019	December 31, 2018
Equity basis of the joint venture investments	$(4,163)	$(4,810)
Cost of the joint venture investments in excess of the joint venture book value	19,966	20,526
Investment in unconsolidated joint ventures	$15,803	$15,716

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Unconsolidated joint ventures net income attributable to the Company	$708	$891	$1,095	$1,287
Depreciation of cost in excess of book value	(280)	(280)	(560)	(560)
Equity in income from unconsolidated joint ventures	$428	$611	$535	$727

5.            Sale of Hotel Properties

During the six months ended June 30, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, the Company recorded a $21.3 million loss on sale, which is included in (loss) gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale included approximately $0.7 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

During the six months ended June 30, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In connection with these transactions, the Company recorded an aggregate $9.4 million loss on sales, which is included in (loss) gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale included approximately $1.5 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

6.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		June 30, 2019	December 31, 2018
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$502,959	$505,322
Mortgage loan (4)	3	4.95%	October 2022		90,512	91,737
Mortgage loan (5)	1	4.94%	October 2022		29,175	29,569
Mortgage loan (1)	3	4.00%	April 2024	(6)	96,000	—
	7				718,646	626,628
Deferred financing costs, net					(931)	—
Debt, net					$717,715	$626,628

(1)	Requires payments of interest only through maturity.

(2)
The Senior Notes (as defined below) include $28.0 million and $30.3 million at June 30, 2019 and December 31, 2018, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)	The Company has the option to redeem the Senior Notes beginning June 1, 2020 at a price of 103.0% of face value.

(4)
Includes $1.6 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)
Includes $0.5 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.60% and provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") and certain mortgage agreements are subject to customary financial covenants. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

During the three and six months ended June 30, 2019, the Company recognized $8.3 million and $15.5 million of interest expense, respectively. During the three and six months ended June 30, 2018, the Company recognized $8.6 million and $21.8 million of interest expense, respectively.

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

During the three and six months ended June 30, 2019, the Company recognized $1.2 million and $2.3 million of interest expense, respectively, related to its related party loan with RLJ LP.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $545.1 million and $492.6 million at June 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $218.8 million and $121.1 million at June 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $763.9 million and $613.7 million at June 30, 2019 and December 31, 2018, respectively. The total carrying value of the Company's debt was $717.7 million and $626.6 million at June 30, 2019 and December 31, 2018, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $88.4 million and $84.1 million at June 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both June 30, 2019 and December 31, 2018.

9.       Commitments and Contingencies

Leases

Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease contracts will expire in 2019 (20 hotels), 2022 (five hotels), and thereafter (one hotel).

The lease revenue recognized during the three and six months ended June 30, 2019 consisted of the following:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Lease revenue relating to lease payments	$14,653	$29,306
Lease revenue relating to variable lease payments	41,568	76,836
Total related party lease revenue	$56,221	$106,142

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

	June 30, 2019	December 31, 2018
2019	$27,635	$58,880
2020 (1)	—	—
2021 (1)	—	—
2022 (1)	—	—
2023 (1)	—	—
Thereafter (1)	—	—
Total	$27,635	$58,880

(1)
In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future lease payments to the Company under the noncancelable operating leases will be determined.

Lessees

As a lessee, as of June 30, 2019, six of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended June 30, 2019, the total ground lease expense was $2.6 million, which consisted of $1.7 million of fixed lease expense and $0.9 million of variable lease expense. During the six months ended June 30, 2019, the total ground lease expense was $5.1 million, which consisted of $3.3 million of fixed lease expense and $1.7 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income (loss).

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground lease expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground lease expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground lease expense was $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground lease expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground lease expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. The ground lease expense was $1.2 million and $2.4 million for three and six months ended June 30, 2019, respectively.

One of the Company's hotel properties is subject to a long-term contract to lease parking spaces. The parking lease is classified as an operating lease. The total parking lease expense was de minimis for both the three and six months ended June 30, 2019.

The Company is subject to an office lease in Dallas, Texas with a term expiring in 2027. The office lease is classified as an operating lease. The total office lease expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively, which is included in general and administrative in the accompanying consolidated statements of operations and comprehensive income (loss).

The future lease payments for the Company's operating leases were as follows (in thousands):

	June 30, 2019	December 31, 2018
2019	$2,434	$4,863
2020	4,884	4,884
2021	4,909	4,909
2022	4,968	4,968
2023	4,990	4,990
Thereafter	119,019	119,019
Total future lease payments	141,204	$143,633
Less: Imputed interest	92,239
Lease liabilities	$48,965

The following table presents certain information related to the Company's operating leases as of June 30, 2019:

Weighted average remaining lease term	32 years
Weighted average discount rate (1)	6.85%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2019 and December 31, 2018, approximately $5.1 million and $3.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Mergers, an affiliate of InterContinental Hotels Group PLC ("IHG"), which previously managed three of the Company’s hotels, notified the Company that National Retirement Fund had assessed an employee withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s management of those hotels. The Company’s management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately paid to National Retirement Fund with respect to the claim. Based on the current assessment of the claim, resolution of this matter may not occur until 2022. The Company plans to vigorously defend the claim and, if appropriate, IHG’s demand for indemnification.

10.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of June 30, 2019, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

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

11.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the six months ended June 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$13,715	$11,155
Restricted cash reserves	5,081	4,957
Cash, cash equivalents, and restricted cash reserves	$18,796	$16,112

Interest paid	$18,146	$35,340
Interest paid to a related party	$2,335	$—

Income taxes refunded	$—	$(262)

Operating cash flow lease payments for operating leases	$4,048

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$147,377	$119,200
Transaction costs	(1,452)	(2,650)
Operating prorations	(536)	—
Proceeds from the sale of hotel properties, net	$145,389	$116,550

Supplemental non-cash transactions
Accrued capital expenditures	$1,201	$6,010

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
June 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,703,019	$—	$—	$(1,703,019)	$—
Investment in hotel properties, net	—	563,919	1,384,495	—	1,948,414
Investment in unconsolidated joint ventures	15,803	—	—	—	15,803
Cash and cash equivalents	1,526	—	12,189	—	13,715
Restricted cash reserves	444	—	4,637	—	5,081
Related party rent receivable	—	10,157	20,154	—	30,311
Lease right-of-use assets	4,665	68,475	9,646	—	82,786
Prepaid expense and other assets	1,820	650	3,061	—	5,531
Related party prepaid interest	—	—	178	—	178
Total assets	$1,727,277	$643,201	$1,434,360	$(1,703,019)	$2,101,819

Debt, net	$502,959	$24,680	$222,785	$(32,709)	$717,715
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	7,069	12,550	9,078	—	28,697
Related party lease termination fee payable	—	344	368	—	712
Lease liabilities	4,855	26,191	17,919	—	48,965
Accrued interest	2,463	—	—	—	2,463
Total liabilities	517,346	63,765	335,150	(32,709)	883,552

Partnership interests	1,209,931	579,436	1,090,874	(1,670,310)	1,209,931
Total partners' capital, excluding noncontrolling interest	1,209,931	579,436	1,090,874	(1,670,310)	1,209,931
Noncontrolling interest in consolidated joint ventures	—	—	8,336	—	8,336
Total partners’ capital	1,209,931	579,436	1,099,210	(1,670,310)	1,218,267
Total liabilities and partners’ capital	$1,727,277	$643,201	$1,434,360	$(1,703,019)	$2,101,819

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$22,674	$33,547	$—	$56,221
Total revenues	—	22,674	33,547	—	56,221

Expenses
Depreciation and amortization	120	6,818	11,356	—	18,294
Property tax, insurance and other	41	5,091	5,450	—	10,582
General and administrative	190	66	13	—	269
Transaction costs	(31)	(8)	(103)	—	(142)
Total operating expenses	320	11,967	16,716	—	29,003
Other income	—	—	2	—	2
Interest income	202	—	58	(195)	65
Interest expense	(5,944)	(265)	(2,244)	195	(8,258)
Related party interest expense	—	—	(1,171)	—	(1,171)
Loss on sale of hotel properties, net	—	(10,631)	(10,751)	—	(21,382)
Loss before equity in income from unconsolidated joint ventures	(6,062)	(189)	2,725	—	(3,526)
Equity in income from consolidated entities	2,436	—	—	(2,436)	—
Equity in income from unconsolidated joint ventures	428	—	—	—	428
Net loss and comprehensive loss	(3,198)	(189)	2,725	(2,436)	(3,098)
Noncontrolling interest in consolidated joint ventures	—	—	(100)	—	(100)
Net loss and comprehensive loss attributable to FelCor LP	$(3,198)	$(189)	$2,625	$(2,436)	$(3,198)

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended June 30, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$23,833	$36,817	$—	$60,650
Total revenues	—	23,833	36,817	—	60,650

Expenses
Depreciation and amortization	114	8,361	12,017	—	20,492
Property tax, insurance and other	61	7,228	6,767	—	14,056
General and administrative	492	15	44	—	551
Transaction costs	474	92	81	—	647
Total operating expenses	1,141	15,696	18,909	—	35,746
Other income	2	—	100	—	102
Interest income	131	—	—	(78)	53
Interest expense	(5,944)	—	(2,742)	78	(8,608)
Gain on sale of hotel properties, net	—	(17)	59	—	42
Gain on extinguishment of indebtedness	7	—	—	—	7
Income before equity in income from unconsolidated joint ventures	(6,945)	8,120	15,325	—	16,500
Equity in income from consolidated entities	23,034	—	—	(23,034)	—
Equity in income from unconsolidated joint ventures	611	—	—	—	611
Net income and comprehensive income	16,700	8,120	15,325	(23,034)	17,111
Noncontrolling interest in consolidated joint ventures	—	—	(42)	—	(42)
Preferred distributions - consolidated joint venture	—	—	(369)	—	(369)
Net income and comprehensive income attributable to FelCor LP	$16,700	$8,120	$14,914	$(23,034)	$16,700

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Six Months Ended June 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$40,946	$65,196	$—	$106,142
Total revenues	—	40,946	65,196	—	106,142

Expenses
Depreciation and amortization	234	13,583	22,771	—	36,588
Property tax, insurance and other	68	9,997	11,025	—	21,090
General and administrative	574	87	22	—	683
Transaction costs	64	—	46	—	110
Total operating expenses	940	23,667	33,864	—	58,471
Other income	39	10	1	—	50
Interest income	441	—	109	(389)	161
Interest expense	(11,888)	(265)	(3,741)	389	(15,505)
Related party interest expense	—	—	(2,337)	—	(2,337)
Loss on sale of hotel properties, net	—	(10,631)	(10,751)	—	(21,382)
Income before equity in income from unconsolidated joint ventures	(12,348)	6,393	14,613	—	8,658
Equity in income from consolidated entities	19,671	—	—	(19,671)	—
Equity in income from unconsolidated joint ventures	535	—	—	—	535
Net income and comprehensive income	7,858	6,393	14,613	(19,671)	9,193
Noncontrolling interest in consolidated joint ventures	—	—	4	—	4
Preferred distributions - consolidated joint venture	—	—	(186)	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—	(1,153)
Net income and comprehensive income attributable to FelCor LP	$7,858	$6,393	$13,278	$(19,671)	$7,858

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Six Months Ended June 30, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$42,685	$71,515	$—	$114,200
Total revenues	—	42,685	71,515	—	114,200

Expenses
Depreciation and amortization	228	17,113	23,863	—	41,204
Property tax, insurance and other	103	14,713	14,071	—	28,887
General and administrative	973	55	131	—	1,159
Transaction costs	1,983	101	91	—	2,175
Total operating expenses	3,287	31,982	38,156	—	73,425
Other income	10	—	100	—	110
Interest income	239	—	—	(156)	83
Interest expense	(16,530)	—	(5,381)	156	(21,755)
Loss on sale of hotel properties, net	—	(9,415)	91	—	(9,324)
Gain on extinguishment of indebtedness	12,936	—	—	—	12,936
Income before equity in income from unconsolidated joint ventures	(6,632)	1,288	28,169	—	22,825
Equity in income from consolidated entities	28,756	—	—	(28,756)	—
Equity in income from unconsolidated joint ventures	727	—	—	—	727
Net income and comprehensive income	22,851	1,288	28,169	(28,756)	23,552
Noncontrolling interest in consolidated joint ventures	—	—	34	—	34
Preferred distributions - consolidated joint venture	—	—	(735)	—	(735)
Net income and comprehensive income attributable to FelCor LP	$22,851	$1,288	$27,468	$(28,756)	$22,851

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(15,587)	$28,065	$41,960	$—	$54,438
Investing activities:
Proceeds from the sale of hotel properties, net	—	82,372	63,017	—	145,389
Improvements and additions to hotel properties	—	(14,727)	(17,249)	—	(31,976)
Additions to property and equipment	(102)	—	—	—	(102)
Contributions to unconsolidated joint ventures	(603)	—	—	—	(603)
Intercompany financing	230,069	—	—	(230,069)	—
Cash flows from investing activities	229,364	67,645	45,768	(230,069)	112,708
Financing activities:
Proceeds from borrowings	—	25,000	71,000	—	96,000
Repayments of borrowings	—	—	(1,292)	—	(1,292)
Contributions from partners	115,123	—	—	—	115,123
Distributions to partners	(338,149)	—	—	—	(338,149)
Payments of deferred financing costs	—	(337)	(643)	—	(980)
Preferred distributions - consolidated joint venture	—	—	(312)	—	(312)
Redemption of preferred capital - consolidated joint venture	—	—	(45,583)	—	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Intercompany financing	—	(120,373)	(109,696)	230,069	—
Cash flows from financing activities	(223,026)	(95,710)	(84,245)	230,069	(172,912)
Net change in cash, cash equivalents, and restricted cash reserves	(9,249)	—	3,483	—	(5,766)
Cash, cash equivalents, and restricted cash reserves, beginning of year	11,219	—	13,343	—	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$1,970	$—	$16,826	$—	$18,796

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive and an increase in wages is adding to consumers' disposable income.  While economic growth is showing signs of moderation and geopolitical uncertainty has increased due to trade wars, we remain cautiously optimistic that positive employment trends and high consumer confidence will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry.  As it relates to operating expenses, our industry continues to face cost pressures in a tight labor market.

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

As of June 30, 2019, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

2019 Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities took place:

•	In February 2019, we fully redeemed the preferred equity under the EB-5 Immigrant Investor Program for $45.6 million.

•	In April 2019, we entered into a new $96.0 million mortgage loan.

•	In June 2019, we sold the Embassy Suites Myrtle Beach - Oceanfront Resort and the Hilton Myrtle Beach Resort in Myrtle Beach, SC for a total sales price of approximately $147.4 million.

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

Results of Operations

At June 30, 2019 and 2018, we owned 28 and 34 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2019 and 2018.  The non-comparable hotel properties include eight dispositions that were completed between January 1, 2018 and June 30, 2019.

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Revenues
Operating revenues
Related party lease revenue	$56,221	$60,650	$(4,429)	(7.3)%
Total revenues	56,221	60,650	(4,429)	(7.3)%
Expenses
Operating expenses
Depreciation and amortization	18,294	20,492	(2,198)	(10.7)%
Property tax, insurance and other	10,582	14,056	(3,474)	(24.7)%
General and administrative	269	551	(282)	(51.2)%
Transaction costs	(142)	647	(789)	—%
Total operating expenses	29,003	35,746	(6,743)	(18.9)%
Other income	2	102	(100)	(98.0)%
Interest income	65	53	12	22.6%
Interest expense	(8,258)	(8,608)	350	(4.1)%
Related party interest expense	(1,171)	—	(1,171)	100.0%
(Loss) gain on sale of hotel properties, net	(21,382)	42	(21,424)	—%
Gain on extinguishment of indebtedness	—	7	(7)	(100.0)%
(Loss) income before equity in income from unconsolidated joint ventures	(3,526)	16,500	(20,026)	—%
Equity in income from unconsolidated joint ventures	428	611	(183)	(30.0)%
Net (loss) income and comprehensive (loss) income	(3,098)	17,111	(20,209)	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(100)	(42)	(58)	—%
Noncontrolling interest in FelCor LP	32	(167)	199	—%
Preferred distributions - consolidated joint venture	—	(369)	369	(100.0)%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(3,166)	$16,533	$(19,699)	—%

Revenues

Related Party Lease Revenue

Related party lease revenue for the three months ended June 30, 2019 decreased $4.4 million, or 7.3%, to $56.2 million from $60.7 million for the three months ended June 30, 2018. The decrease was the result of a $8.9 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $4.5 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2019 decreased $2.2 million, or 10.7%, to $18.3 million from $20.5 million for the three months ended June 30, 2018. The decrease was the result of a $4.2 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $2.0 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended June 30, 2019 decreased $3.5 million, or 24.7%, to $10.6 million from $14.1 million for three months ended June 30, 2018. The decrease was primarily attributable to a $3.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense for the three months ended June 30, 2019 decreased $0.3 million, or 51.2%, to $0.3 million from $0.6 million for the three months ended June 30, 2018.

Transaction Costs

Transaction costs for the three months ended June 30, 2019 decreased $0.8 million from the three months ended June 30, 2018. The decrease in transaction costs was attributable to a decrease of approximately $0.3 million in integration costs that were incurred during three months ended June 30, 2018 related to the Mergers, as well as a decrease of $0.5 million in other transaction costs.

Interest Expense

Interest expense for the three months ended June 30, 2019 decreased $0.4 million, or 4.1%, to $8.3 million from $8.6 million for the three months ended June 30, 2018. The decrease in interest expense was due to the lower average debt balance during the three months ended June 30, 2019. The lower average debt balance was the result of the early payoff of a mortgage loan which encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan which encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments. These decreases were partially offset by the increase in interest expense resulting from entering into a new $96.0 million mortgage loan during the three months ended June 30, 2019.

Related Party Interest Expense

During the three months ended June 30, 2019, we recognized related party interest expense of $1.2 million. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

(Loss) Gain on Sale of Hotel Properties, net

During the three months ended June 30, 2019, we recorded a net loss on sale of hotel properties of $21.4 million, which was primarily attributable to the sale of two hotel properties.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Revenues
Operating revenues
Related party lease revenue	$106,142	$114,200	$(8,058)	(7.1)%
Total revenues	106,142	114,200	(8,058)	(7.1)%
Expenses
Operating expenses
Depreciation and amortization	36,588	41,204	(4,616)	(11.2)%
Property tax, insurance and other	21,090	28,887	(7,797)	(27.0)%
General and administrative	683	1,159	(476)	(41.1)%
Transaction costs	110	2,175	(2,065)	(94.9)%
Total operating expenses	58,471	73,425	(14,954)	(20.4)%
Other income	50	110	(60)	(54.5)%
Interest income	161	83	78	94.0%
Interest expense	(15,505)	(21,755)	6,250	(28.7)%
Related party interest expense	(2,337)	—	(2,337)	100.0%
Loss on sale of hotel properties, net	(21,382)	(9,324)	(12,058)	—%
Gain on extinguishment of indebtedness	—	12,936	(12,936)	(100.0)%
Income before equity in income from unconsolidated joint ventures	8,658	22,825	(14,167)	(62.1)%
Equity in income from unconsolidated joint ventures	535	727	(192)	(26.4)%
Net income and comprehensive income	9,193	23,552	(14,359)	(61.0)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	4	34	(30)	(88.2)%
Noncontrolling interest in FelCor LP	(79)	(229)	150	(65.5)%
Preferred distributions - consolidated joint venture	(186)	(735)	549	(74.7)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income and comprehensive income attributable to Rangers	$7,779	$22,622	$(14,843)	(65.6)%

Revenues

Related Party Lease Revenue

Related party lease revenue for the six months ended June 30, 2019 decreased $8.1 million, or 7.1%, to $106.1 million from $114.2 million for the six months ended June 30, 2018. The decrease was the result of a $18.2 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $10.1 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to the increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2019 decreased $4.6 million, or 11.2%, to $36.6 million from $41.2 million for the six months ended June 30, 2018. The decrease was the result of a $8.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $4.0 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the six months ended June 30, 2019 decreased $7.8 million, or 27.0%, to $21.1 million from $28.9 million for the six months ended June 30, 2018.  The decrease was primarily attributable to a $7.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.7 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense for the six months ended June 30, 2019 decreased $0.5 million, or 41.1%, to $0.7 million from $1.2 million for the six months ended June 30, 2018.

Transaction Costs

Transaction costs for the six months ended June 30, 2019 decreased $2.1 million, or 94.9%, to $0.1 million from $2.2 million for the six months ended June 30, 2018. The decrease in transaction costs was attributable to a decrease of approximately $1.7 million in integration costs that were incurred during the six months ended June 30, 2018 related to the Mergers, as well as a decrease of $0.4 million in other transaction costs.

Interest Expense

Interest expense for the six months ended June 30, 2019 decreased $6.3 million, or 28.7%, to $15.5 million from $21.8 million for the six months ended June 30, 2018. The decrease in interest expense was due to the lower average debt balance during the six months ended June 30, 2019. The lower average debt balance was the result of the redemption of the 5.625% Senior Secured Notes due 2023 (the "Senior Secured Notes") in March 2018, the early payoff of a mortgage loan which encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan which encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments. These decreases were partially offset by the increase in interest expense resulting from entering into a new $96.0 million mortgage loan during the six months ended June 30, 2019.

Related Party Interest Expense

During the six months ended June 30, 2019, we recognized related party interest expense of $2.3 million. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Loss on Sale of Hotel Properties, net

During the six months ended June 30, 2019, we recorded a net loss on sale of hotel properties of $21.4 million, which was primarily attributable to the sale of two hotel properties. During the six months ended June 30, 2018, we recorded a net loss on sale of hotel properties of $9.3 million, which was primarily attributable to the sale of two hotel properties.

Gain on Extinguishment of Indebtedness

In March 2018, we recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the Senior Secured Notes. There was no gain or loss on extinguishment of indebtedness during the six months ended June 30, 2019.

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

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, the proceeds from the sale of hotel properties and, if necessary, related party borrowings from RLJ that would be funded from RLJ's revolving credit facility.

Sources and Uses of Cash

As of June 30, 2019, we had $18.8 million of cash, cash equivalents and restricted cash reserves as compared to $24.6 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $54.4 million and $76.7 million for the six months ended June 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $112.7 million for the six months ended June 30, 2019 primarily due to $145.4 million of net cash proceeds from the sale of two hotel properties, partially offset by $32.0 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $82.8 million for the six months ended June 30, 2018 primarily due to $116.5 million of net cash proceeds from the sale of two hotel properties, partially offset by $33.8 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $172.9 million for the six months ended June 30, 2019 primarily due to $338.1 million in distributions to members, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $1.3 million in scheduled mortgage loans principal payments and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $115.1 million in contributions from members, $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

The net cash flow used in financing activities totaled $161.4 million for the six months ended June 30, 2018 primarily due to a payment of approximately $539.0 million to early redeem the Senior Secured Notes, $262.1 million in distributions to members and $1.5 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $641.8 million in contributions from members.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Generally, the cost of routine improvements and alterations are paid out of furniture, fixtures, and equipment ("FF&E") reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by us with the assistance of the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2019, approximately $1.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2019, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.7 million of non-recourse mortgage debt, of which our pro rata portion was $10.3 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2019, we had approximately $96.0 million of total variable rate debt outstanding (or 12.4% of total indebtedness) with a weighted-average interest rate of 4.00% per annum. As of June 30, 2019, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of June 30, 2019, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 5.40% per annum. As of June 30, 2019, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (2)	$1,065	$2,671	$2,824	$110,997	$—	$475,000	$592,557
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	—%	6.00%	5.79%
Variable rate debt (1)	$—	$—	$—	$—	$—	$96,000	$96,000
Weighted-average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%
Variable rate debt - related party debt	$—	$—	$—	$—	$85,000	$—	$85,000
Weighted-average interest rate	—%	—%	—%	—%	5.40%	—%	5.40%
Total	$1,065	$2,671	$2,824	$110,997	$85,000	$571,000	$773,557

(1)	Excludes $0.9 million of net deferred financing costs on the mortgage loan.

(2)	Excludes a total of $30.1 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2019, the estimated fair value of our fixed rate debt was $668.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $30.8 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: August 8, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 8, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: August 8, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 8, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)