Form 10-Q
period 2019-09-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2019-11-08
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of November 8, 2019, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of November 8, 2019, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended September 30, 2019 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$1,943,846	$2,123,423
Investment in unconsolidated joint ventures	15,590	15,716
Cash and cash equivalents	12,695	21,351
Restricted cash reserves	6,056	3,211
Related party rent receivable	71,380	16,501
Lease right-of-use assets	81,714	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	4,926	6,552
Related party prepaid interest	—	180
Total assets	$2,136,207	$2,233,194

Liabilities and Equity
Debt, net	$715,777	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	34,787	43,389
Related party lease termination fee payable	712	—
Lease liabilities	48,587	—
Accrued interest	9,588	2,463
Related party accrued interest	190	—
Distributions payable	—	126
Total liabilities	894,641	757,606

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,127,837	1,334,154
Retained earnings	92,980	76,695
Total member's equity	1,220,817	1,410,849
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,418	6,059
Noncontrolling interest in FelCor LP	12,331	14,250
Total noncontrolling interest	20,749	20,309
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	1,241,566	1,475,588
Total liabilities and equity	$2,136,207	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Related party lease revenue	$46,392	$57,811	$152,534	$172,011
Total revenues	46,392	57,811	152,534	172,011
Expenses
Operating expenses
Depreciation and amortization	17,696	19,292	54,284	60,496
Property tax, insurance and other	10,327	13,947	31,416	42,834
General and administrative	278	(564)	961	595
Transaction costs	105	194	215	2,369
Total operating expenses	28,406	32,869	86,876	106,294
Other income	8	1	59	111
Interest income	79	70	239	153
Interest expense	(8,201)	(8,467)	(23,706)	(30,221)
Related party interest expense	(1,138)	—	(3,475)	—
(Loss) gain on sale of hotel properties, net	(91)	24,254	(21,474)	14,930
(Loss) gain on extinguishment of indebtedness, net	—	(1,656)	—	11,280
Income before equity in income from unconsolidated joint ventures	8,643	39,144	17,301	61,970
Equity in income from unconsolidated joint ventures	30	218	565	945
Net income and comprehensive income	8,673	39,362	17,866	62,915
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(82)	(52)	(78)	(18)
Noncontrolling interest in FelCor LP	(85)	(389)	(164)	(618)
Preferred distributions - consolidated joint venture	—	(374)	(186)	(1,109)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Net income and comprehensive income attributable to Rangers	$8,506	$38,547	$16,285	$61,170

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	$1,334,154	$76,695	$14,250	$6,059	$44,430	$1,475,588
Net income and comprehensive income	—	16,285	164	78	1,339	17,866
Contributions	134,581	—	1,360	—	—	135,941
Distributions	(340,898)	—	(3,443)	—	—	(344,341)
Preferred distributions - consolidated joint venture	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	—	2,281	—	2,281
Balance at September 30, 2019	$1,127,837	$92,980	$12,331	$8,418	$—	$1,241,566

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at June 30, 2019	$1,113,358	$84,474	$12,099	$8,336	$—	$1,218,267
Net income and comprehensive income	—	8,506	85	82	—	8,673
Contributions	20,610	—	208	—	—	20,818
Distributions	(6,131)	—	(61)	—	—	(6,192)
Balance at September 30, 2019	$1,127,837	$92,980	$12,331	$8,418	$—	$1,241,566

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	61,170	618	18	1,109	62,915
Contributions	667,115	—	6,738	—	—	673,853
Distributions	(605,813)	—	(6,119)	—	—	(611,932)
Preferred distributions - consolidated joint venture	—	—	—	—	(1,109)	(1,109)
Balance at September 30, 2018	$1,364,041	$65,260	$14,437	$5,918	$44,430	$1,494,086

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at June 30, 2018	$1,676,815	$26,713	$17,208	$5,866	$44,430	$1,771,032
Net income and comprehensive income	—	38,547	389	52	374	39,362
Contributions	31,750	—	320	—	—	32,070
Distributions	(344,524)	—	(3,480)	—	—	(348,004)
Preferred distributions - consolidated joint venture	—	—	—	—	(374)	(374)
Balance at September 30, 2018	$1,364,041	$65,260	$14,437	$5,918	$44,430	$1,494,086

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$17,866	$62,915
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	21,474	(14,930)
Depreciation and amortization	54,284	60,496
Amortization of deferred financing costs	99	217
Other amortization	(1,950)	(2,877)
Equity in income from unconsolidated joint ventures	(565)	(945)
Distributions of income from unconsolidated joint ventures	1,295	2,050
Gain on extinguishment of indebtedness, net	—	(11,280)
Changes in assets and liabilities:
Related party rent receivable	(54,879)	34,477
Prepaid expense and other assets	1,383	5,723
Related party prepaid interest	180	—
Accounts payable and other liabilities	4,723	68
Accrued interest	7,125	(2,698)
Related party accrued interest	190	—
Net cash flow provided by operating activities	51,225	133,216
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	145,159	434,361
Improvements and additions to hotel properties	(42,663)	(58,213)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow provided by investing activities	101,893	376,148
Cash flows from financing activities
Proceeds from borrowings	96,000	—
Repayments of borrowings	(1,925)	(569,033)
Contributions from members	135,941	673,853
Distributions to members	(344,341)	(610,132)
Payments of deferred financing costs	(990)	(10)
Preferred distributions - consolidated joint venture	(312)	(1,113)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,281	—
Net cash flow used in financing activities	(158,929)	(506,435)
Net change in cash, cash equivalents, and restricted cash reserves	(5,811)	2,929
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$18,751	$20,960

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$1,943,846	$2,123,423
Investment in unconsolidated joint ventures	15,590	15,716
Cash and cash equivalents	12,695	21,351
Restricted cash reserves	6,056	3,211
Related party rent receivable	71,380	16,501
Lease right-of-use assets	81,714	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	4,926	6,552
Related party prepaid interest	—	180
Total assets	$2,136,207	$2,233,194

Liabilities and Partners' Capital
Debt, net	$715,777	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	34,787	43,389
Related party lease termination fee payable	712	—
Lease liabilities	48,587	—
Accrued interest	9,588	2,463
Related party accrued interest	190	—
Distributions payable	—	126
Total liabilities	894,641	757,606

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,139,230	1,347,630
Retained earnings	93,918	77,469
Total partners’ capital, excluding noncontrolling interest	1,233,148	1,425,099
Noncontrolling interest in consolidated joint ventures	8,418	6,059
Preferred capital in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total partners' capital	1,241,566	1,475,588
Total liabilities and partners' capital	$2,136,207	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Related party lease revenue	$46,392	$57,811	$152,534	$172,011
Total revenues	46,392	57,811	152,534	172,011
Expenses
Operating expenses
Depreciation and amortization	17,696	19,292	54,284	60,496
Property tax, insurance and other	10,327	13,947	31,416	42,834
General and administrative	278	(564)	961	595
Transaction costs	105	194	215	2,369
Total operating expenses	28,406	32,869	86,876	106,294
Other income	8	1	59	111
Interest income	79	70	239	153
Interest expense	(8,201)	(8,467)	(23,706)	(30,221)
Related party interest expense	(1,138)	—	(3,475)	—
(Loss) gain on sale of hotel properties, net	(91)	24,254	(21,474)	14,930
(Loss) gain on extinguishment of indebtedness, net	—	(1,656)	—	11,280
Income before equity in income from unconsolidated joint ventures	8,643	39,144	17,301	61,970
Equity in income from unconsolidated joint ventures	30	218	565	945
Net income and comprehensive income	8,673	39,362	17,866	62,915
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(82)	(52)	(78)	(18)
Preferred distributions - consolidated joint venture	—	(374)	(186)	(1,109)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—
Net income and comprehensive income attributable to FelCor LP	$8,591	$38,936	$16,449	$61,788

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2018	$1,347,630	$77,469	$6,059	$44,430	1,475,588
Net income and comprehensive income	—	16,449	78	1,339	17,866
Contributions	135,941	—	—	—	135,941
Distributions	(344,341)	—	—	—	(344,341)
Preferred distributions - consolidated joint venture	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Balance at September 30, 2019	$1,139,230	$93,918	$8,418	$—	$1,241,566

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at June 30, 2019	$1,124,604	$85,327	$8,336	$—	$1,218,267
Net income and comprehensive income	—	8,591	82	—	8,673
Contributions	20,818	—	—	—	20,818
Distributions	(6,192)	—	—	—	(6,192)
Balance at September 30, 2019	$1,139,230	$93,918	$8,418	$—	$1,241,566

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	61,788	18	1,109	62,915
Contributions	673,853	—	—	—	673,853
Distributions	(611,932)	—	—	—	(611,932)
Preferred distributions - consolidated joint venture	—	—	—	(1,109)	(1,109)
Balance at September 30, 2018	$1,377,819	$65,919	$5,918	$44,430	$1,494,086

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at June 30, 2018	$1,693,753	$26,983	$5,866	$44,430	$1,771,032
Net income and comprehensive income	—	38,936	52	374	39,362
Contributions	32,070	—	—	—	32,070
Distributions	(348,004)	—	—	—	(348,004)
Preferred distributions - consolidated joint venture	—	—	—	(374)	(374)
Balance at September 30, 2018	$1,377,819	$65,919	$5,918	$44,430	$1,494,086

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$17,866	$62,915
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	21,474	(14,930)
Depreciation and amortization	54,284	60,496
Amortization of deferred financing costs	99	217
Other amortization	(1,950)	(2,877)
Equity in income from unconsolidated joint ventures	(565)	(945)
Distributions of income from unconsolidated joint ventures	1,295	2,050
Gain on extinguishment of indebtedness, net	—	(11,280)
Changes in assets and liabilities:
Related party rent receivable	(54,879)	34,477
Prepaid expense and other assets	1,383	5,723
Related party prepaid interest	180	—
Accounts payable and other liabilities	4,723	68
Accrued interest	7,125	(2,698)
Related party accrued interest	190	—
Net cash flow provided by operating activities	51,225	133,216
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	145,159	434,361
Improvements and additions to hotel properties	(42,663)	(58,213)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow provided by investing activities	101,893	376,148
Cash flows from financing activities
Proceeds from borrowings	96,000	—
Repayments of borrowings	(1,925)	(569,033)
Contributions from partners	135,941	673,853
Distributions to partners	(344,341)	(610,132)
Payments of deferred financing costs	(990)	(10)
Preferred distributions - consolidated joint venture	(312)	(1,113)
Redemption of preferred capital - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,281	—
Net cash flow used in financing activities	(158,929)	(506,435)
Net change in cash, cash equivalents, and restricted cash reserves	(5,811)	2,929
Cash, cash equivalents, and restricted cash reserves, beginning of year	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$18,751	$20,960

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

As of September 30, 2019, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$500,228	$532,490
Buildings and improvements	1,448,404	1,555,132
Furniture, fixtures and equipment	127,966	125,207
	2,076,598	2,212,829
Accumulated depreciation	(132,752)	(89,406)
Investment in hotel properties, net	$1,943,846	$2,123,423

For the three and nine months ended September 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $17.6 million and $53.9 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $19.2 million and $60.0 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of September 30, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2019 and December 31, 2018, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2019	December 31, 2018
Equity basis of the joint venture investments	$(4,097)	$(4,810)
Cost of the joint venture investments in excess of the joint venture book value	19,687	20,526
Investment in unconsolidated joint ventures	$15,590	$15,716

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Unconsolidated joint ventures net income attributable to the Company	$310	$498	$1,404	$1,784
Depreciation of cost in excess of book value	(280)	(280)	(839)	(839)
Equity in income from unconsolidated joint ventures	$30	$218	$565	$945

5.            Sale of Hotel Properties

During the nine months ended September 30, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, the Company recorded a $21.4 million loss on sale, which is included in (loss) gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The loss on sale included approximately $0.7 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

During the nine months ended September 30, 2018, the Company sold five hotel properties for a total sale price of approximately $441.2 million. In connection with these transactions, the Company recorded an aggregate $14.8 million net gain on sales, which is included in (loss) gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The gain on sale is net of approximately $9.8 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
		Total	1,469

6.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		September 30, 2019	December 31, 2018
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$501,778	$505,322
Mortgage loan (4)	3	4.95%	October 2022		89,909	91,737
Mortgage loan (5)	1	4.94%	October 2022		28,981	29,569
Mortgage loan (1) (6)	3	3.62%	April 2024	(7)	96,000	—
	7				716,668	626,628
Deferred financing costs, net					(891)	—
Debt, net					$715,777	$626,628

(1)	Requires payments of interest only through maturity.

(2)
The Senior Notes (as defined below) include $26.8 million and $30.3 million at September 30, 2019 and December 31, 2018, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)	The Company has the option to redeem the Senior Notes beginning June 1, 2020 at a price of 103.0% of face value.

(4)
Includes $1.5 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)
Includes $0.5 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	The hotels encumbered by the mortgage loan are cross-collateralized.

(7)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.60% and provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") and certain mortgage agreements are subject to customary financial covenants. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants. On November 1, 2019, the Company launched a tender offer expected to expire on December 4, 2019, for the entire principal amount of the Senior Notes at par.  The Senior Notes were trading at approximately 105% of par at that time.

During the three and nine months ended September 30, 2019, the Company recognized $8.2 million and $23.7 million of interest expense, respectively. During the three and nine months ended September 30, 2018, the Company recognized $8.5 million and $30.2 million of interest expense, respectively.

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

During the three and nine months ended September 30, 2019, the Company recognized $1.1 million and $3.5 million of interest expense, respectively, related to its related party loan with RLJ LP.

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

•
Debt — The Senior Notes had an estimated fair value of approximately $540.6 million and $492.6 million at September 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $218.4 million and $121.1 million at September 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $759.0 million and $613.7 million at September 30, 2019 and December 31, 2018, respectively. The total carrying value of the Company's debt was $715.8 million and $626.6 million at September 30, 2019 and December 31, 2018, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $87.0 million and $84.1 million at September 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both September 30, 2019 and December 31, 2018.

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

The lease revenue recognized during the three and nine months ended September 30, 2019 consisted of the following:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Lease revenue relating to lease payments	$13,745	$43,050
Lease revenue relating to variable lease payments	32,647	109,484
Total related party lease revenue	$46,392	$152,534

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

	September 30, 2019	December 31, 2018
2019	$13,818	$58,880
2020 (1)	—	—
2021 (1)	—	—
2022 (1)	—	—
2023 (1)	—	—
Thereafter (1)	—	—
Total	$13,818	$58,880

(1)
In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future lease payments to the Company under the noncancelable operating leases will be determined.

Lessees

As a lessee, as of September 30, 2019, six of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended September 30, 2019, the total ground lease expense was $2.6 million, which consisted of $1.7 million of fixed lease expense and $1.0 million of variable lease expense. During the nine months ended September 30, 2019, the total ground lease expense was $7.7 million, which consisted of $5.0 million of fixed lease expense and $2.7 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground lease expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground lease expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground lease expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground lease expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine year renewal terms to 2083. The ground lease expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. The ground lease expense was $1.3 million and $3.7 million for three and nine months ended September 30, 2019, respectively.

The future lease payments for the Company's operating leases were as follows (in thousands):

	September 30, 2019	December 31, 2018
2019	$1,219	$4,863
2020	4,884	4,884
2021	4,909	4,909
2022	4,968	4,968
2023	4,990	4,990
Thereafter	119,019	119,019
Total future lease payments	139,989	$143,633
Imputed interest	(91,402)
Lease liabilities	$48,587

The following table presents certain information related to the Company's operating leases as of September 30, 2019:

Weighted average remaining lease term	32 years
Weighted average discount rate (1)	6.85%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2019 and December 31, 2018, approximately $6.1 million and $3.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

10.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of September 30, 2019, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

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

11.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the nine months ended September 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$12,695	$15,735
Restricted cash reserves	6,056	5,225
Cash, cash equivalents, and restricted cash reserves	$18,751	$20,960

Interest paid	$20,518	$38,069
Interest paid to a related party	$3,105	$—

Income taxes refunded	$—	$(1,742)

Operating cash flow lease payments for operating leases	$6,332

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$147,377	$441,200
Transaction costs	(1,682)	(7,034)
Operating prorations	(536)	195
Proceeds from the sale of hotel properties, net	$145,159	$434,361

Supplemental non-cash transactions
Accrued capital expenditures	$3,662	$2,566

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
September 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,731,751	$—	$—	$(1,731,751)	$—
Investment in hotel properties, net	—	565,306	1,378,540	—	1,943,846
Investment in unconsolidated joint ventures	15,590	—	—	—	15,590
Cash and cash equivalents	1,533	—	11,162	—	12,695
Restricted cash reserves	446	—	5,610	—	6,056
Related party rent receivable	—	26,032	45,348	—	71,380
Lease right-of-use assets	4,556	67,525	9,633	—	81,714
Prepaid expense and other assets	2,040	1,126	1,760	—	4,926
Total assets	$1,755,916	$659,989	$1,452,053	$(1,731,751)	$2,136,207

Debt, net	$501,778	$24,694	$222,014	$(32,709)	$715,777
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	6,642	15,782	12,363	—	34,787
Related party lease termination fee payable	—	344	368	—	712
Lease liabilities	4,760	25,883	17,944	—	48,587
Accrued interest	9,588	—	—	—	9,588
Related party accrued interest	—	—	190	—	190
Total liabilities	522,768	66,703	337,879	(32,709)	894,641

Partnership interests	1,233,148	593,286	1,105,756	(1,699,042)	1,233,148
Total partners' capital, excluding noncontrolling interest	1,233,148	593,286	1,105,756	(1,699,042)	1,233,148
Noncontrolling interest in consolidated joint ventures	—	—	8,418	—	8,418
Total partners’ capital	1,233,148	593,286	1,114,174	(1,699,042)	1,241,566
Total liabilities and partners’ capital	$1,755,916	$659,989	$1,452,053	$(1,731,751)	$2,136,207

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended September 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$18,374	$28,018	$—	$46,392
Total revenues	—	18,374	28,018	—	46,392

Expenses
Depreciation and amortization	138	6,507	11,051	—	17,696
Property tax, insurance and other	26	4,783	5,518	—	10,327
General and administrative	181	84	13	—	278
Transaction costs	74	—	31	—	105
Total operating expenses	419	11,374	16,613	—	28,406
Other income	—	—	8	—	8
Interest income	205	—	70	(196)	79
Interest expense	(5,954)	(245)	(2,198)	196	(8,201)
Related party interest expense	—	—	(1,138)	—	(1,138)
Loss on sale of hotel properties, net	—	(29)	(62)	—	(91)
Income before equity in income from unconsolidated joint ventures	(6,168)	6,726	8,085	—	8,643
Equity in income from consolidated entities	14,729	—	—	(14,729)	—
Equity in income from unconsolidated joint ventures	30	—	—	—	30
Net income and comprehensive income	8,591	6,726	8,085	(14,729)	8,673
Noncontrolling interest in consolidated joint ventures	—	—	(82)	—	(82)
Net income and comprehensive income attributable to FelCor LP	$8,591	$6,726	$8,003	$(14,729)	$8,591

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$59,320	$93,214	$—	$152,534
Total revenues	—	59,320	93,214	—	152,534

Expenses
Depreciation and amortization	373	20,090	33,821	—	54,284
Property tax, insurance and other	95	14,779	16,542	—	31,416
General and administrative	755	171	35	—	961
Transaction costs	138	—	77	—	215
Total operating expenses	1,361	35,040	50,475	—	86,876
Other income	39	10	10	—	59
Interest income	646	—	178	(585)	239
Interest expense	(17,842)	(511)	(5,938)	585	(23,706)
Related party interest expense	—	—	(3,475)	—	(3,475)
Loss on sale of hotel properties, net	—	(10,661)	(10,813)	—	(21,474)
Income before equity in income from unconsolidated joint ventures	(18,518)	13,118	22,701	—	17,301
Equity in income from consolidated entities	34,402	—	—	(34,402)	—
Equity in income from unconsolidated joint ventures	565	—	—	—	565
Net income and comprehensive income	16,449	13,118	22,701	(34,402)	17,866
Noncontrolling interest in consolidated joint ventures	—	—	(78)	—	(78)
Preferred distributions - consolidated joint venture	—	—	(186)	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—	(1,153)
Net income and comprehensive income attributable to FelCor LP	$16,449	$13,118	$21,284	$(34,402)	$16,449

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(16,141)	$26,326	$41,040	$—	$51,225
Investing activities:
Proceeds from the sale of hotel properties, net	—	82,287	62,872	—	145,159
Improvements and additions to hotel properties	(159)	(20,023)	(22,481)	—	(42,663)
Contributions to unconsolidated joint ventures	(603)	—	—	—	(603)
Intercompany financing	216,063	—	—	(216,063)	—
Cash flows from investing activities	215,301	62,264	40,391	(216,063)	101,893
Financing activities:
Proceeds from borrowings	—	25,000	71,000	—	96,000
Repayments of borrowings	—	—	(1,925)	—	(1,925)
Contributions from partners	135,941	—	—	—	135,941
Distributions to partners	(344,341)	—	—	—	(344,341)
Payments of deferred financing costs	—	(340)	(650)	—	(990)
Preferred distributions - consolidated joint venture	—	—	(312)	—	(312)
Redemption of preferred capital - consolidated joint venture	—	—	(45,583)	—	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Intercompany financing	—	(113,250)	(102,813)	216,063	—
Cash flows from financing activities	(208,400)	(88,590)	(78,002)	216,063	(158,929)
Net change in cash, cash equivalents, and restricted cash reserves	(9,240)	—	3,429	—	(5,811)
Cash, cash equivalents, and restricted cash reserves, beginning of year	11,219	—	13,343	—	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$1,979	$—	$16,772	$—	$18,751

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(38,965)	$66,876	$105,305	$—	$133,216
Investing activities:
Proceeds from the sale of hotel properties, net	—	151,466	282,895	—	434,361
Improvements and additions to hotel properties	(4)	(21,751)	(36,458)	—	(58,213)
Intercompany financing	515,209	—	—	(515,209)	—
Cash flows from investing activities	515,205	129,715	246,437	(515,209)	376,148
Financing activities:
Repayments of borrowings	(538,813)	—	(30,220)	—	(569,033)
Contributions from partners	673,853	—	—	—	673,853
Distributions to partners	(610,132)	—	—	—	(610,132)
Payments of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(1,113)	—	(1,113)
Intercompany financing	—	(196,591)	(318,618)	515,209	—
Cash flows from financing activities	(475,092)	(196,591)	(349,961)	515,209	(506,435)
Net change in cash, cash equivalents, and restricted cash reserves	1,148	—	1,781	—	2,929
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of period	$10,785	$—	$10,175	$—	$20,960

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive and an increase in wages is adding to consumers' disposable income.  While economic growth is showing signs of moderation and geopolitical uncertainty has increased due to trade wars, we remain cautiously optimistic that positive employment trends and high consumer confidence will continue to drive moderate economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry.  As it relates to operating expenses, our industry continues to face cost pressures in a tight labor market.

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

As of September 30, 2019, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

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

Results of Operations

At September 30, 2019 and 2018, we owned 28 and 31 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2019 and 2018.  The non-comparable hotel properties include eight dispositions that were completed between January 1, 2018 and September 30, 2019.

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

	For the three months ended September 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$46,392	$57,811	$(11,419)	(19.8)%
Total revenues	46,392	57,811	(11,419)	(19.8)%
Expenses
Operating expenses
Depreciation and amortization	17,696	19,292	(1,596)	(8.3)%
Property tax, insurance and other	10,327	13,947	(3,620)	(26.0)%
General and administrative	278	(564)	842	—%
Transaction costs	105	194	(89)	(45.9)%
Total operating expenses	28,406	32,869	(4,463)	(13.6)%
Other income	8	1	7	—%
Interest income	79	70	9	12.9%
Interest expense	(8,201)	(8,467)	266	(3.1)%
Related party interest expense	(1,138)	—	(1,138)	100.0%
(Loss) gain on sale of hotel properties, net	(91)	24,254	(24,345)	—%
Loss on extinguishment of indebtedness	—	(1,656)	1,656	(100.0)%
Income before equity in income from unconsolidated joint ventures	8,643	39,144	(30,501)	(77.9)%
Equity in income from unconsolidated joint ventures	30	218	(188)	(86.2)%
Net income and comprehensive income	8,673	39,362	(30,689)	(78.0)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(82)	(52)	(30)	57.7%
Noncontrolling interest in FelCor LP	(85)	(389)	304	(78.1)%
Preferred distributions - consolidated joint venture	—	(374)	374	(100.0)%
Net income and comprehensive income attributable to Rangers	$8,506	$38,547	$(30,041)	(77.9)%

Revenues

Related Party Lease Revenue

Related party lease revenue for the three months ended September 30, 2019 decreased $11.4 million, or 19.8%, to $46.4 million from $57.8 million for the three months ended September 30, 2018. The decrease was the result of an $11.7 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $0.3 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2019 decreased $1.6 million, or 8.3%, to $17.7 million from $19.3 million for the three months ended September 30, 2018. The decrease was the result of a $3.5 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $1.9 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended September 30, 2019 decreased $3.6 million, or 26.0%, to $10.3 million from $13.9 million for three months ended September 30, 2018. The decrease was primarily attributable to a $3.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.1 million increase in property tax, insurance and other expense attributable to the comparable properties

General and Administrative

General and administrative expense for the three months ended September 30, 2019 increased $0.8 million to $0.3 million. The increase was primarily attributable to $0.9 million in employee tax credits received during the three months ended September 30, 2018 that we did not receive during the three months ended September 30, 2019.

Transaction Costs

Transaction costs for the three months ended September 30, 2019 decreased $0.1 million, or 45.9%, to $0.1 million from $0.2 million for the three months ended September 30, 2018. The decrease in transaction costs was attributable to a decrease of approximately $0.2 million in integration costs that were incurred during three months ended September 30, 2018 related to the Mergers, partially offset by an increase of $0.1 million in other transaction costs.

Interest Expense

Interest expense for the three months ended September 30, 2019 decreased $0.3 million, or 3.1%, to $8.2 million from $8.5 million for the three months ended September 30, 2018. The decrease in interest expense was due to the lower average debt balance during the three months ended September 30, 2019. The lower average debt balance was the result of the early payoff of a mortgage loan which encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan which encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments. These decreases were partially offset by the increase in interest expense resulting from entering into a new $96.0 million mortgage loan in April 2019.

Related Party Interest Expense

During the three months ended September 30, 2019, we recognized related party interest expense of $1.1 million. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Loss on Extinguishment of Indebtedness

During the three months ended September 30, 2018, we recognized a loss on extinguishment of indebtedness of approximately $1.7 million, which was due to the early payoff of a mortgage loan that encumbered a hotel property sold during the three months ended September 30, 2018. There was no gain or loss on extinguishment of indebtedness during the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$152,534	$172,011	$(19,477)	(11.3)%
Total revenues	152,534	172,011	(19,477)	(11.3)%
Expenses
Operating expenses
Depreciation and amortization	54,284	60,496	(6,212)	(10.3)%
Property tax, insurance and other	31,416	42,834	(11,418)	(26.7)%
General and administrative	961	595	366	61.5%
Transaction costs	215	2,369	(2,154)	(90.9)%
Total operating expenses	86,876	106,294	(19,418)	(18.3)%
Other income	59	111	(52)	(46.8)%
Interest income	239	153	86	56.2%
Interest expense	(23,706)	(30,221)	6,515	(21.6)%
Related party interest expense	(3,475)	—	(3,475)	100.0%
(Loss) gain on sale of hotel properties, net	(21,474)	14,930	(36,404)	—%
Gain on extinguishment of indebtedness, net	—	11,280	(11,280)	(100.0)%
Income before equity in income from unconsolidated joint ventures	17,301	61,970	(44,669)	(72.1)%
Equity in income from unconsolidated joint ventures	565	945	(380)	(40.2)%
Net income and comprehensive income	17,866	62,915	(45,049)	(71.6)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(78)	(18)	(60)	—%
Noncontrolling interest in FelCor LP	(164)	(618)	454	(73.5)%
Preferred distributions - consolidated joint venture	(186)	(1,109)	923	(83.2)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income and comprehensive income attributable to Rangers	$16,285	$61,170	$(44,885)	(73.4)%

Revenues

Related Party Lease Revenue

Related party lease revenue for the nine months ended September 30, 2019 decreased $19.5 million, or 11.3%, to $152.5 million from $172.0 million for the nine months ended September 30, 2018. The decrease was the result of a $29.9 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $10.4 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to the increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2019 decreased $6.2 million, or 10.3%, to $54.3 million from $60.5 million for the nine months ended September 30, 2018. The decrease was the result of a $12.1 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $5.9 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the nine months ended September 30, 2019 decreased $11.4 million, or 26.7%, to $31.4 million from $42.8 million for the nine months ended September 30, 2018.  The decrease was primarily attributable to a $10.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.7 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense for the nine months ended September 30, 2019 increased $0.4 million, or 61.5%, to $1.0 million from $0.6 million for the nine months ended September 30, 2018. The increase was primarily attributable to $0.9 million in employee tax credits received during the nine months ended September 30, 2018 that we did not receive during the nine months ended September 30, 2019, partially offset by decreases in other general and administrative expenses of $0.5 million.

Transaction Costs

Transaction costs for the nine months ended September 30, 2019 decreased $2.2 million, or 90.9%, to $0.2 million from $2.4 million for the nine months ended September 30, 2018. The decrease in transaction costs was attributable to a decrease of approximately $1.9 million in integration costs that were incurred during the nine months ended September 30, 2018 related to the Mergers, as well as a decrease of $0.3 million in other transaction costs.

Interest Expense

Interest expense for the nine months ended September 30, 2019 decreased $6.5 million, or 21.6%, to $23.7 million from $30.2 million for the nine months ended September 30, 2018. The decrease in interest expense was due to the lower average debt balance during the nine months ended September 30, 2019. The lower average debt balance was the result of the redemption of the 5.625% Senior Secured Notes due 2023 (the "Senior Secured Notes") in March 2018, the early payoff of a mortgage loan which encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan which encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments. These decreases were partially offset by the increase in interest expense resulting from entering into a new $96.0 million mortgage loan during the nine months ended September 30, 2019.

Related Party Interest Expense

During the nine months ended September 30, 2019, we recognized related party interest expense of $3.5 million. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Gain on Extinguishment of Indebtedness, net

During the nine months ended September 30, 2018, we recognized a net gain on extinguishment of indebtedness of approximately $11.3 million. In March 2018, we recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the Senior Secured Notes. In July 2018, we recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that encumbered a hotel property sold during the nine months ended September 30, 2018. There was no gain or loss on extinguishment of indebtedness during the nine months ended September 30, 2019.

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

Sources and Uses of Cash

As of September 30, 2019, we had $18.8 million of cash, cash equivalents and restricted cash reserves as compared to $24.6 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $51.2 million and $133.2 million for the nine months ended September 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $101.9 million for the nine months ended September 30, 2019 primarily due to $145.2 million of net cash proceeds from the sale of two hotel properties, partially offset by $42.7 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $376.1 million for the nine months ended September 30, 2018 primarily due to $434.4 million of net cash proceeds from the sale of five hotel properties, partially offset by $58.2 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $158.9 million for the nine months ended September 30, 2019 primarily due to $344.3 million in distributions to members, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $1.9 million in scheduled mortgage loan principal payments and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $135.9 million in contributions from members, $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

The net cash flow used in financing activities totaled $506.4 million for the nine months ended September 30, 2018 primarily due to a payment of approximately $539.0 million to redeem the Senior Secured Notes, $610.1 million in distributions to members, $28.1 million to pay off a mortgage loan which encumbered a hotel property that was sold, and $2.1 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $673.9 million in contributions from members.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2019, approximately $1.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2019, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.6 million of non-recourse mortgage debt, of which our pro rata portion was $10.3 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2019, we had approximately $96.0 million of total variable rate debt outstanding (or 12.4% of total indebtedness) with a weighted-average interest rate of 3.62% per annum. As of September 30, 2019, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of September 30, 2019, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 5.02% per annum. As of September 30, 2019, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (2)	$432	$2,671	$2,824	$110,997	$—	$475,000	$591,924
Weighted-average interest rate	4.95%	4.95%	4.95%	4.95%	—%	6.00%	5.79%
Variable rate debt (1)	$—	$—	$—	$—	$—	$96,000	$96,000
Weighted-average interest rate	—%	—%	—%	—%	—%	3.62%	3.62%
Variable rate debt - related party debt	$—	$—	$—	$—	$85,000	$—	$85,000
Weighted-average interest rate	—%	—%	—%	—%	5.02%	—%	5.02%
Total	$432	$2,671	$2,824	$110,997	$85,000	$571,000	$772,924

(1)	Excludes $0.9 million of net deferred financing costs on the mortgage loan.

(2)	Excludes a total of $28.7 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2019, the estimated fair value of our fixed rate debt was $663.2 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $29.4 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: November 8, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 8, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: November 8, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 8, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)