Form 10-K
period 2019-12-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2020-02-26
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of February 26, 2020, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of February 26, 2020, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This annual report on Form 10-K for the fiscal year ended December 31, 2019 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

•	"our hotel properties" refers to the 28 hotels owned by us as of December 31, 2019;

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

As of December 31, 2019, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states. We owned, through wholly-owned subsidiaries, a 100% interest in 25 of our hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 27 of the 28 hotel properties to subsidiaries of RLJ LP.

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

•
Focus on high-growth markets.  RLJ focuses on owning and acquiring hotel properties in markets that it believes exhibit multiple demand generators and attractive long-term growth prospects. As a result, RLJ believes that these hotel properties generate higher returns on investment.

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

•
Pursue a disciplined capital recycling program.  RLJ intends to continue to pursue a disciplined capital allocation strategy designed to maximize the return on its investments by selectively selling hotel properties that are no longer consistent with its investment strategy or whose returns appear to have been maximized. To the extent that RLJ sells its hotel properties, RLJ intends to redeploy the capital into other investment opportunities, including without limitation, acquisitions, brand conversions, green initiatives and space configuration opportunities.

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

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 93% of our hotel properties operating under existing relationships with Hilton, Wyndham or Marriott. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2019:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Hilton
Embassy Suites	15	53.6%	4,293	52.7%
DoubleTree	2	7.1%	417	5.1%
Subtotal	17	60.7%	4,710	57.8%
Marriott
Marriott	1	3.6%	401	4.9%
Subtotal	1	3.6%	401	4.9%
Wyndham
Wyndham	8	28.6%	2,528	31.1%
Subtotal	8	28.6%	2,528	31.1%
Other Brand Affiliation	2	7.1%	501	6.2%
Total	28	100.0%	8,140	100.0%

Asset Management

RLJ has a dedicated team of asset management professionals that proactively work with the third-party management companies to maximize profitability at each of our hotels. The asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. The asset management team works closely with the third-party management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification and evaluation of return on investment initiatives and overall business strategy. In addition, RLJ retains approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that the strong asset management process helps to ensure that each hotel is being operated to our and the franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and to ensure the safety of our customers, and that the management companies are maximizing revenues, profits and operating margins.

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

Organizational Structure

RLJ is a Maryland real estate investment trust that conducts its business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which its hotel properties are indirectly owned by RLJ LP, through limited partnerships, limited liability companies or other subsidiaries. RLJ is the sole general partner of RLJ LP and, as of December 31, 2019, RLJ owned 99.5% of the OP units in RLJ LP.

Rangers was formed as a Maryland corporation in April 2017 and FelCor LP was formed as a Delaware limited partnership in May 1994. RLJ LP owns 100% of Rangers. Rangers indirectly owns a 99% partnership interest in FelCor LP. A wholly-owned subsidiary of RLJ LP owns the remaining 1% of FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

The following chart generally depicts our corporate structure as of December 31, 2019:

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

Employees

As of December 31, 2019, RLJ LP had 87 employees. Rangers and FelCor LP do not have any employees.

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

26 of the 28 hotel properties that we owned as of December 31, 2019 utilize brands owned by Hilton, Wyndham or Marriott. As a result, our success is dependent in part on the continued success of Hilton, Wyndham or Marriott and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Hilton and/or Wyndham and/or Marriott is reduced or compromised, the goodwill associated with the Hilton-, Wyndham- or Marriott-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Hilton, Wyndham or Marriott were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Hilton and/or Wyndham and/or Marriott could, under certain circumstances, terminate the current franchise licenses that our hotel properties are subject to or decline to provide franchise licenses for our hotel properties in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

Adverse global market and economic conditions and dislocations in the markets could materially and adversely affect the value of our hotel properties and our business, financial condition and results of operations.

We can provide no assurance that adverse changes in the global or domestic economy will not have an adverse effect on the hotel revenue or earnings at our hotel properties. A reduction in our revenue or earnings as a result of an adverse change in the economy may reduce our working capital and revenue, impact our long-term business strategy and impact the value of our assets. In addition, we may incur impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that an impairment loss recognized will not be material to our results of operations.

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

At December 31, 2019, we had approximately $798.7 million of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2019, we had approximately $798.7 million of outstanding debt, of which approximately $181.0 million bears interest at variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows.

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

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into additional joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:

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

As of December 31, 2019, six of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those eight hotel properties. Two of the ground leases expire in 2028 and 2029. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

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

In addition to the information technology networks and systems of the hotel managers that are used to operate our hotel properties, RLJ has its own corporate information technology networks and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these information technology networks and systems will succeed. Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

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

The outbreak of influenza or other widespread contagious diseases could reduce travel and adversely affect hotel demand, which would have a material and adverse effect on us.

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

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change, are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, and climate change will not have a material adverse effect on our hotel properties, operations or business.

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

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. Our comprehensive property insurance program has a $250,000 deductible per claim. In addition to the comprehensive property insurance, we maintain general liability insurance at all of our hotel properties. Our general liability insurance program has no deductible. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our coastal hotel properties each have a deductible of 5% of total insured value for a named storm. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment, which could have a material and adverse effect on us. Should an uninsured loss or a loss in excess of insured limits occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the hotel property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel property.

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

Our hotel properties are subject to various U.S. federal, state and local environmental, health and safety laws and regulations, certain of which impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties.

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

The liabilities and the costs associated with environmental contamination at our hotel properties, defending against the claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. The discovery of material environmental liabilities at our hotel properties could subject us to unanticipated costs, which could significantly reduce or eliminate our profitability.

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

Increases in real estate taxes on our hotel properties could materially and adversely affect us.
We are subject to a variety of state and local taxes, including real estate taxes. Real estate taxes on our hotel properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As a result of the Mergers, some of our hotel properties located in jurisdictions that may provide for property tax reappraisal upon a change of ownership may face such a reassessment. Additionally, all our hotel properties located in California may be reassessed as a result of changes in California laws that contain certain limitations on annual increases of assessed real estate values. We would expect to appeal any such assessments or reassessments, but we may not be successful in our efforts. If real estate or other taxes increase, our result of operations would be materially and adversely affected.

Risks Related to Taxes and the Mergers

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations and cash available for distribution because:

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2019:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Massachusetts
	Embassy Suites Birmingham	242		Wyndham Boston Beacon Hill	304
Arizona			Minnesota
	Embassy Suites Phoenix - Biltmore	232		Embassy Suites Minneapolis - Airport	310
California			New Jersey
	Embassy Suites Los Angeles - International Airport South	349		Embassy Suites Secaucus - Meadowlands (2)	261
	Embassy Suites Mandalay Beach - Hotel & Resort	250	New York
	Embassy Suites Milpitas Silicon Valley	266		The Knickerbocker New York (3)	330
	Embassy Suites San Francisco Airport - South San Francisco	312	Pennsylvania
	Embassy Suites San Francisco Airport - Waterfront	340		Wyndham Philadelphia Historic District	364
	San Francisco Marriott Union Square	401		Wyndham Pittsburgh University Center	251
	Wyndham San Diego Bayside	600	South Carolina
	Wyndham Santa Monica At The Pier	132		The Mills House Wyndham Grand Hotel	216
Florida			Texas
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		DoubleTree Suites by Hilton Austin	188
	Embassy Suites Deerfield Beach - Resort & Spa	244		Embassy Suites Dallas - Love Field	248
	Embassy Suites Fort Lauderdale 17th Street	361		Wyndham Houston - Medical Center Hotel & Suites	287
	Embassy Suites Miami - International Airport	318
	Embassy Suites Orlando - International Drive South/Convention Center	244
Georgia
	Embassy Suites Atlanta - Buckhead	316
Louisiana
	Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Wyndham New Orleans - French Quarter	374

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting.

(2)	We own an indirect 50% ownership interest in the real estate at this hotel property, and we record the real estate interest using the equity method of accounting.

(3)	We own a 95% controlling ownership interest in this hotel property.

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

As of December 31, 2019, our 28 hotel properties were managed by six different management companies as follows:

Management Company	Number of Hotel Properties
Aimbridge Hospitality	1
Hilton Management and affiliates	16
Highgate Hotels	1
InterContinental Hotels Group	1
Marriott International, Inc.	1
Wyndham	8
28

All but three of our hotel properties receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and InterContinental Hotels Group ("IHG").

The management agreements have initial terms that range from five to 20 years, and some provide for one or two automatic extension periods ranging from one to ten years. Each management company receives a base management fee between 2.0% and 3.0% of hotel revenues.

The management companies are also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating income after RLJ has received a priority return on its investment in the hotel.

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

The Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. RLJ recognized the net operating income guaranties as a reduction of Wyndham's contractual management and other fees. In September 2019, RLJ entered into an agreement with Wyndham to terminate the management agreements and the related net operating income guarantee, effective December 31, 2019. In addition, RLJ entered into eight separate transitional franchise and management agreements effective January 1, 2020 through December 31, 2020. At its sole discretion, RLJ has the right to extend these agreements through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. In December 2019, RLJ received a lump sum termination payment of $35.0 million from Wyndham. Wyndham also forgave the $4.6 million remaining balance of a key money loan. RLJ will recognize the $35.0 million termination payment and $4.6 million key money loan forgiveness over the estimated term of the transitional agreements beginning January 1, 2020 as a reduction to management and franchise fee expense.

Franchise Agreements

As of December 31, 2019, two of our hotels operated under franchise agreements with Embassy Suites. This number excludes the 25 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and IHG. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

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

TRS Leases

In order for our parent, RLJ, to qualify as a REIT, it cannot directly or indirectly operate any of its hotels. The Lessors lease our hotel properties to the Lessees under lease agreements. These lease agreements are known as the "TRS Leases." The Lessees are the parties to the existing management agreements with the third-party management companies at each of our hotel properties. The TRS Leases contain the following provisions:

Lease Terms

The TRS Leases have initial terms that generally range from three to five years and a majority of the leases can be renewed by the Lessees for three successive five-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, the TRS Leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs, or the applicable provisions of the Internal Revenue Code of 1986 are amended to permit us to operate our hotels. The TRS Leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.

Amounts Payable under the Leases

During the term of each TRS Lease, the Lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that the Lessees agree to pay under the terms of the respective TRS Lease. The percentage rent is calculated based on the revenues generated from the rental of guest rooms, food and beverage sales, and certain other sources, including meeting room rentals.

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

Ground Leases

As of December 31, 2019, six of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 11 to our accompanying consolidated financial statements.

Item 3.    Legal Proceedings

The nature of the operations of our hotels exposes our hotel properties, us, and RLJ to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business and the pension trust litigation matter noted in Note 11 to our accompanying consolidated financial statements, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

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

Item 6.    Selected Financial Data

The following selected financial information for Rangers and FelCor LP should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2019 and 2018 and for the Successor years ended December 31, 2019 and 2018, the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of December 31, 2019, 2018 and 2017, and for the Predecessor as of December 31, 2016 and 2015, and for the Successor years ended December 31, 2019 and 2018, the Successor period of September 1, 2017 through December 31, 2017, the Predecessor period of January 1, 2017 through August 31, 2017, and for the Predecessor years ended December 31, 2016 and 2015 has been derived from our audited historical financial statements.

As a result of the merger with RLJ, certain prior period amounts in the selected Predecessor financial information have been reclassified to conform to the financial statement presentation of the Company's parent company, RLJ. The reclassifications had no impact to net income (loss) and comprehensive income (loss) or member's/shareholders’ equity (partners' capital).

Rangers Sub I, LLC

	Successor			Predecessor
(In thousands, except share and per share data)	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2019	2018	2017	2017	2016	2015

Statement of Operations Data:
Revenues
Room revenue	$—	$—	$—	$425,682	$661,640	$673,276
Other property revenue	196,695	217,597	81,259	125,833	205,314	212,978
Total revenues	196,695	217,597	81,259	551,515	866,954	886,254
Expenses
Room expense	—	—	—	112,813	171,883	172,252
Other property expense	—	—	—	239,556	379,282	400,007
Total property operating expenses	—	—	—	352,369	551,165	572,259
Depreciation and amortization	72,389	78,491	28,965	73,065	114,054	114,452
Impairment loss	—	—	—	35,109	26,459	20,861
Property tax, insurance and other	40,965	53,754	17,062	44,278	70,057	71,686
General and administrative	1,289	1,056	1,019	16,006	27,037	27,283
Transaction costs	241	2,186	4,193	68,248	—	—
Total operating expenses	114,884	135,487	51,239	589,075	788,772	806,541
Interest and other income	406	424	10	226	404	190
Interest expense	(31,930)	(37,930)	(19,270)	(51,690)	(78,244)	(79,142)
Related party interest expense	(4,529)	(708)	—	—	—	—
(Loss) gain on sale of hotel properties, net	(21,451)	18,423	(6,637)	(1,764)	6,322	19,426
Gain (loss) on extinguishment of indebtedness, net	—	11,266	—	(3,278)	—	(30,909)
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	24,307	73,585	4,123	(94,066)	6,664	(10,722)
Equity in income from unconsolidated joint ventures	816	1,395	661	1,074	1,533	7,833
Income tax expense	—	—	—	(499)	(873)	(1,245)
Net income (loss) from continuing operations	25,123	74,980	4,784	(93,491)	7,324	(4,134)
Discontinued operations	—	—	—	(3,415)	(3,131)	669
Net income (loss) and comprehensive income (loss)	25,123	74,980	4,784	(96,906)	4,193	(3,465)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(248)	(159)	(157)	545	673	(4,157)
Net (income) loss attributable to noncontrolling interest in FelCor LP	(235)	(733)	(41)	495	93	194
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)	(979)	(1,461)	(1,437)
Redemption of preferred equity - consolidated joint venture	(1,153)	—	—	—	—	—

Preferred dividends	—	—	—	(16,744)	(25,115)	(36,234)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$23,301	$72,605	$4,090	$(113,589)	$(21,617)	$(45,099)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders (1)				$(0.80)	$(0.13)	$(0.33)
Net loss per share attributable to common shareholders (1)				$(0.83)	$(0.16)	$(0.33)
Weighted-average shares - basic				137,331,743	138,128,165	137,730,438
Weighted-average shares - diluted (1)				137,331,743	138,128,165	137,730,438
Dividends declared per share				$0.16	$0.24	$0.18

(1)
Income allocated to the noncontrolling interest in the Operating Partnership has been excluded from the numerator, and the OP units of the Operating Partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

	Successor			Predecessor
	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,946,826	$2,123,423	$2,497,880	$1,566,823	$1,729,531
Cash and cash equivalents	$19,572	$21,351	$14,728	$47,317	$59,786
Total assets	$2,123,075	$2,233,194	$2,743,774	$1,707,092	$1,865,912
Debt, net	$713,727	$626,628	$1,299,105	$1,338,326	$1,409,889
Related party debt	$85,000	$85,000	$—	$—	$—
Total liabilities	$882,256	$757,606	$1,373,415	$1,469,621	$1,550,303
Total equity	$1,240,819	$1,475,588	$1,370,359	$232,583	$311,145

FelCor Lodging Limited Partnership

	Successor			Predecessor
(In thousands, except share and per share data)	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,	For the year ended December 31,
	2019	2018	2017	2017	2016	2015

Statement of Operations Data:
Revenues
Room revenue	$—	$—	$—	$425,682	$661,640	$673,276
Other property revenue	196,695	217,597	81,259	125,833	205,314	212,978
Total revenues	196,695	217,597	81,259	551,515	866,954	886,254
Expenses
Room expense	—	—	—	112,813	171,883	172,252
Other property expense	—	—	—	239,556	379,282	400,007
Total property operating expenses	—	—	—	352,369	551,165	572,259
Depreciation and amortization	72,389	78,491	28,965	73,065	114,054	114,452
Impairment loss	—	—	—	35,109	26,459	20,861
Property tax, insurance and other	40,965	53,754	17,062	44,278	70,057	71,686
General and administrative	1,289	1,056	1,019	16,006	27,037	27,283
Transaction costs	241	2,186	4,193	68,248	—	—
Total operating expenses	114,884	135,487	51,239	589,075	788,772	806,541
Interest and other income	406	424	10	226	404	190
Interest expense	(31,930)	(37,930)	(19,270)	(51,690)	(78,244)	(79,142)
Related party interest expense	(4,529)	(708)	—	—	—	—
(Loss) gain on sale of hotel properties, net	(21,451)	18,423	(6,637)	(1,764)	6,322	19,426
Gain (loss) on extinguishment of indebtedness, net	—	11,266	—	(3,278)	—	(30,909)
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures and income tax expense	24,307	73,585	4,123	(94,066)	6,664	(10,722)
Equity in income from unconsolidated joint ventures	816	1,395	661	1,074	1,533	7,833
Income tax expense	—	—	—	(499)	(873)	(1,245)
Net income (loss) from continuing operations	25,123	74,980	4,784	(93,491)	7,324	(4,134)
Discontinued operations	—	—	—	(3,415)	(3,131)	669
Net income (loss) and comprehensive income (loss)	25,123	74,980	4,784	(96,906)	4,193	(3,465)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(248)	(159)	(157)	545	673	(4,157)
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)	(979)	(1,461)	(1,437)
Redemption of preferred capital - consolidated joint venture	(1,153)	—	—	—	—	—
Preferred distributions	—	—	—	(16,744)	(25,115)	(36,234)

Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$23,536	$73,338	$4,131	$(114,084)	$(21,710)	$(45,293)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders				$(0.80)	$(0.13)	$(0.33)
Net loss per unit attributable to common unitholders				$(0.83)	$(0.16)	$(0.33)
Weighted-average number of common units - basic				137,941,926	138,739,214	138,341,900
Weighted-average number of common units - diluted				137,941,926	138,739,214	138,341,900
Distributions declared per common unit				$0.16	$0.24	$0.18

	Successor			Predecessor
	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,946,826	$2,123,423	$2,497,880	$1,566,823	$1,729,531
Cash and cash equivalents	$19,572	$21,351	$14,728	$47,317	$59,786
Total assets	$2,123,075	$2,233,194	$2,743,774	$1,707,092	$1,865,912
Debt, net	$713,727	$626,628	$1,299,105	$1,338,326	$1,409,889
Related party debt	$85,000	$85,000	$—	$—	$—
Total liabilities	$882,256	$757,606	$1,373,415	$1,469,621	$1,550,303
Total partners' capital	$1,240,819	$1,475,588	$1,370,359	$232,583	$311,145

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain cautiously optimistic that positive employment trends, high consumer confidence and generally stable corporate sentiment will continue to drive moderate economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of new supply, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

RLJ continues to follow a prudent and disciplined capital allocation strategy. RLJ will continue to look for and weigh all possible investment decisions against the highest and best returns for its shareholders over the long term. RLJ believes that its cash on hand and expected access to capital along with its senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities, including without limitation, brand conversions, green initiatives and space configuration opportunities, that generate additional internal and external growth.

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

2019 Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2019, the following significant activities took place:

•	In February 2019, we redeemed in full The Knickerbocker preferred equity under the EB-5 Immigrant Investor Program for $45.6 million.

•	In April 2019, we entered into a new $96.0 million mortgage loan.

•	In June 2019, we sold the Embassy Suites Myrtle Beach - Oceanfront Resort and the Hilton Myrtle Beach Resort in Myrtle Beach, SC for a total sales price of approximately $147.4 million.

Results of Operations

At December 31, 2019 and 2018, we owned 28 and 30 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2019 and 2018. For the comparison between the years ended December 31, 2019 and 2018, the non-comparable properties include eight hotels that were sold between January 1, 2018 and December 31, 2019.

For similar operating and financial data and discussion of our results for the year ended December 31, 2018 compared to our results for the year ended December 31, 2017, refer to Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019 and is incorporated herein by reference.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

	For the year ended December 31,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$196,695	$217,597	$(20,902)	(9.6)%
Total revenues	196,695	217,597	(20,902)	(9.6)%
Expenses
Operating expenses
Depreciation and amortization	72,389	78,491	(6,102)	(7.8)%
Property tax, insurance and other	40,965	53,754	(12,789)	(23.8)%
General and administrative	1,289	1,056	233	22.1%
Transaction costs	241	2,186	(1,945)	(89.0)%
Total operating expenses	114,884	135,487	(20,603)	(15.2)%
Other income	59	113	(54)	(47.8)%
Interest income	347	311	36	11.6%
Interest expense	(31,930)	(37,930)	6,000	(15.8)%
Related party interest expense	(4,529)	(708)	(3,821)	—%
(Loss) gain on sale of hotel properties, net	(21,451)	18,423	(39,874)	—%
Gain on extinguishment of indebtedness, net	—	11,266	(11,266)	(100.0)%
Income before equity in income from unconsolidated joint ventures	24,307	73,585	(49,278)	(67.0)%
Equity in income from unconsolidated joint ventures	816	1,395	(579)	(41.5)%
Net income and comprehensive income	25,123	74,980	(49,857)	(66.5)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(248)	(159)	(89)	56.0%
Noncontrolling interest in FelCor LP	(235)	(733)	498	(67.9)%
Preferred distributions - consolidated joint venture	(186)	(1,483)	1,297	(87.5)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income and comprehensive income attributable to Rangers	$23,301	$72,605	$(49,304)	(67.9)%

Revenues

Related Party Lease Revenue

Related party lease revenue for the year ended December 31, 2019 decreased $20.9 million, or 9.6%, to $196.7 million from $217.6 million for the year ended December 31, 2018. The decrease was the result of a $32.5 million decrease in related party lease revenue attributable to the non-comparable properties, partially offset by a $11.6 million increase in related party lease revenue attributable to the comparable properties. The increase in related party lease revenue from the comparable properties was attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2019 decreased $6.1 million, or 7.8%, to $72.4 million from $78.5 million for the year ended December 31, 2018. The decrease was the result of a $13.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties, which was partially offset by a $7.5 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the year ended December 31, 2019 decreased $12.8 million, or 23.8%, to $41.0 million from $53.8 million for the year ended December 31, 2018. The decrease was primarily attributable to an $11.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $1.1 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense for the year ended December 31, 2019 increased $0.2 million, or 22.1%, to $1.3 million from $1.1 million for the year ended December 31, 2018. The increase was primarily attributable to $0.9 million in employee tax credits received during the year ended December 31, 2018, partially offset by decreases in other general and administrative expenses of $0.7 million.

Interest Expense

Interest expense for the year ended December 31, 2019 decreased $6.0 million, or 15.8%, to $31.9 million from $37.9 million for the year ended December 31, 2018. The decrease in interest expense was due to a lower average debt balance during the year ended December 31, 2019. The lower average debt balance was the result of the redemption of the 5.625% Senior Secured Notes due 2023 (the "Senior Secured Notes") in March 2018, the early payoff of a mortgage loan that encumbered a hotel property that was sold in July 2018, the repayment of an $85.0 million mortgage loan that encumbered the hotel property owned by our consolidated joint venture in November 2018 and scheduled mortgage loans principal payments. These decreases were partially offset by an increase in interest expense resulting from entering into a new $96.0 million mortgage loan during the year ended December 31, 2019.

Related Party Interest Expense

Related party interest expense for the year ended December 31, 2019 increased $3.8 million to $4.5 million from $0.7 million for the year ended December 31, 2018. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Gain on Extinguishment of Indebtedness, net

During the year ended December 31, 2018, we recognized a net gain on extinguishment of indebtedness of approximately $11.3 million. In March 2018, we recognized a $12.9 million gain on extinguishment of indebtedness, which was due to the early redemption of the Senior Secured Notes. In July 2018, we recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that encumbered a hotel property sold during the year ended December 31, 2018. There was no gain or loss on extinguishment of indebtedness during the year ended December 31, 2019.

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

Sources and Uses of Cash

As of December 31, 2019, we had $23.7 million of cash, cash equivalents and restricted cash reserves as compared to $24.6 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $85.0 million and $173.2 million for the years ended December 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $81.8 million for the year ended December 31, 2019 primarily due to $144.4 million of net cash proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $62.0 million in capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $370.9 million for the year ended December 31, 2018 primarily due to $445.3 million of net cash proceeds from the sale of six hotel properties. The net cash flow provided by investing activities was partially offset by $74.4 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $167.7 million for the year ended December 31, 2019 primarily due to $404.7 million in distributions to members, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $2.7 million in repayments of borrowings and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $188.3 million in contributions from members, $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2019, approximately $2.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2019, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.4 million of non-recourse mortgage debt, of which our pro rata portion was $10.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2019 (in thousands):

Obligations and Commitments	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes and interest (1)	$28,493	$28,493	$28,493	$28,493	$28,493	$486,760	$629,225
Mortgage loans and interest (1)	10,991	11,697	119,279	3,228	97,076	—	242,271
Related party mortgage loan and interest (1)	4,048	4,048	4,048	88,520	—	—	100,664
Operating lease obligations	4,884	4,909	4,968	4,990	5,011	114,008	138,770
	$48,416	$49,147	$156,788	$125,231	$130,580	$600,768	$1,110,930

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2019.

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

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2019, we had approximately $96.0 million of total variable rate debt outstanding (or 12.4% of total indebtedness) with a weighted-average interest rate of 3.36% per annum. As of December 31, 2019, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of December 31, 2019, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 4.76% per annum. As of December 31, 2019, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (2)	$2,461	$2,824	$110,997	$—	$—	$474,888	$591,170
Weighted-average interest rate	4.95%	4.95%	4.95%	—%	—%	6.00%	5.79%
Variable rate debt (1)	$—	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	—%	3.36%	—%	3.36%
Variable rate debt - related party debt	$—	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	—%	4.76%	—%	—%	4.76%
Total	$2,461	$2,824	$110,997	$85,000	$96,000	$474,888	$772,170

(1)	Excludes $0.8 million of net deferred financing costs on the mortgage loan.

(2)	Excludes a total of $27.4 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of December 31, 2019, the estimated fair value of our fixed rate debt was $618.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $3.2 million.

Item 8.    Financial Statements and Supplementary Data
Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.            Controls and Procedures

Rangers

Evaluation of Disclosure Controls and Procedures

Rangers' management has evaluated, under the supervision and with the participation of the Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of Rangers, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers' Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, Rangers' disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers' management, including Rangers' Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Rangers' management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers' management has concluded that, as of December 31, 2019, its internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

The management of Rangers GP, the sole general partner of FelCor LP, has evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of FelCor LP, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, FelCor LP's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers GP's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The management of Rangers GP, the sole general partner of FelCor LP, assessed the effectiveness of FelCor LP's internal control over financial reporting as of December 31, 2019. In making this assessment, Rangers GP's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers GP's management has concluded that, as of December 31, 2019, FelCor LP's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                     Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Not applicable.

Executive Officers

The following table sets forth certain information concerning the executive officers of Rangers and Rangers GP, the sole general partner of FelCor LP:

Name	Age (1)	Title
Leslie D. Hale	47	President and Chief Executive Officer
Sean M. Mahoney	48	Executive Vice President and Chief Financial Officer

(1)	Age as of February 26, 2020.

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

Sean M. Mahoney has served as the Executive Vice President and Chief Financial Officer of Rangers and Rangers GP since August 22, 2018. He has also served as the Executive Vice President and Chief Financial Officer of RLJ since August 1, 2018. Mr. Mahoney previously served as executive vice president, chief financial officer and treasurer of DiamondRock Hospitality Company from September 2008 to March 2018 and previously served as senior vice president, chief accounting officer and corporate controller from August 2004 to September 2008. Earlier in his career, he worked in the audit practices of Arthur Andersen, KPMG and Ernst & Young. Mr. Mahoney received a B.S. in accounting from Syracuse University in 1993.

Code of Ethics

We do not have our own code of ethics, as we are wholly-owned subsidiaries of RLJ LP. Instead, our executive officers and employees adhere to RLJ’s Code of Business Conduct and Ethics. For more information on RLJ’s Code of Business Conduct and Ethics, please refer to RLJ’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders.

Corporate Governance

Not applicable.

Item 11.    Executive Compensation

Our executive officers are not compensated for their roles at Rangers and Rangers GP. RLJ provides compensation to our executive officers for their roles at RLJ and such compensation is governed by the policies and principals of the RLJ compensation program established by the Compensation Committee of the RLJ Board of Trustees. For more information on RLJ’s executive compensation, please refer to RLJ’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Our hotel properties are leased by the Lessors to the Lessees. Therefore, the TRS Leases are between related parties. For the years ended December 31, 2019 and 2018, the revenue earned under the TRS Leases was $196.7 million and $217.6 million, respectively. The revenue earned under the TRS Leases for the Successor period of September 1, 2017 through December 31, 2017 was $81.3 million. This revenue is based on a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue and other revenue at the hotel properties.

In November 2018, the Company's consolidated joint venture entered into an $85.0 million related party loan with RLJ LP, which is included in related party debt in the accompanying consolidated balance sheets. The related party mortgage loan has an interest rate of LIBOR + 3.00% and a maturity date of November 9, 2023. The related party loan requires payments of interest only through maturity. The hotel property owned by the Company's consolidated joint venture is encumbered by the related party loan. For the years ended December 31, 2019 and 2018, the Company recognized $4.5 million and $0.7 million of interest expense, respectively, related to its related party loan with RLJ LP.

Director Independence

Not applicable.

Item 14.    Principal Accountant Fees and Services

Our consolidated financial statements for the years ended December 31, 2019 and 2018 have been audited by PricewaterhouseCoopers LLP, which served as our independent registered public accounting firm for these years.  The fees billed by PricewaterhouseCoopers LLP for the services performed for the year ended December 31, 2019 and 2018 are included as part of the fees billed by PricewaterhouseCoopers LLP for the audit of RLJ’s consolidated financial statements for the years ended December 31, 2019 and 2018, which are included in RLJ’s definitive Proxy Statements for its 2020 and 2019 Annual Meetings of Shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-61 through F-63:
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

RANGERS SUB I, LLC

Dated: February 26, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: February 26, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: February 26, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: February 26, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Item 8.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rangers Sub I, LLC and its subsidiaries (the "Company") (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for the years ended December 31, 2019 and 2018, and for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
February 26, 2020

We have served as the Company's auditor since 1994.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FelCor Lodging Limited Partnership and its subsidiaries (the "Company") (Successor), a subsidiary of RLJ Lodging Trust, as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of partners' capital and of cash flows for the years ended December 31, 2019 and 2018, and for the period from September 1, 2017 through December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
February 26, 2020

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Rangers Sub I, LLC

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for the period from January 1, 2017 through August 31, 2017 present fairly, in all material respects, the results of operations and cash flows of Rangers Sub I, LLC and its subsidiaries (Predecessor) for the period from January 1, 2017 through August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of FelCor Lodging Limited Partnership

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of partners’ capital and of cash flows for the period from January 1, 2017 through August 31, 2017 present fairly, in all material respects, the results of operations and cash flows of FelCor Lodging Limited Partnership and its subsidiaries (Predecessor) for the period from January 1, 2017 through August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule reconciliation of land and buildings and improvements and the financial statement schedule reconciliation of accumulated depreciation (collectively referred to as the “financial statement schedule reconciliations”) for the period from January 1, 2017 through August 31, 2017 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule reconciliations are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule reconciliations based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2018

Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2019	2018
Assets
Investment in hotel properties, net	$1,946,826	$2,123,423
Investment in unconsolidated joint ventures	15,171	15,716
Cash and cash equivalents	19,572	21,351
Restricted cash reserves	4,147	3,211
Related party receivable	49,181	16,501
Lease right-of-use assets	80,635	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	7,543	6,552
Related party prepaid interest	—	180
Total assets	$2,123,075	$2,233,194
Liabilities and Equity
Debt, net	$713,727	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	32,676	43,389
Lease liabilities	48,200	—
Accrued interest	2,463	2,463
Related party accrued interest	190	—
Distributions payable	—	126
Total liabilities	882,256	757,606

Equity
Member's/Shareholders' equity:
Member's equity	1,119,913	1,334,154
Retained earnings	99,996	76,695
Total member's/shareholders’ equity	1,219,909	1,410,849
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,588	6,059
Noncontrolling interest in FelCor LP	12,322	14,250
Total noncontrolling interest	20,910	20,309
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	1,240,819	1,475,588
Total liabilities and equity	$2,123,075	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Successor			Predecessor
	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
	2019	2018	2017	2017
Revenues
Operating revenues
Room revenue	$—	$—	$—	$425,682
Food and beverage revenue	—	—	—	90,572
Related party lease revenue	196,695	217,597	81,259	—
Other revenue	—	—	—	35,261
Total revenues	196,695	217,597	81,259	551,515
Expenses
Operating expenses
Room expense	—	—	—	112,813
Food and beverage expense	—	—	—	71,828
Management and franchise fee expense	—	—	—	19,901
Other operating expense	—	—	—	147,827
Total property operating expenses	—	—	—	352,369
Depreciation and amortization	72,389	78,491	28,965	73,065
Impairment loss	—	—	—	35,109
Property tax, insurance and other	40,965	53,754	17,062	44,278
General and administrative	1,289	1,056	1,019	16,006
Transaction costs	241	2,186	4,193	68,248
Total operating expenses	114,884	135,487	51,239	589,075
Other income	59	113	—	100
Interest income	347	311	10	126
Interest expense	(31,930)	(37,930)	(19,270)	(51,690)
Related party interest expense	(4,529)	(708)	—	—
(Loss) gain on sale of hotel properties, net	(21,451)	18,423	(6,637)	(1,764)
Gain (loss) on extinguishment of indebtedness, net	—	11,266	—	(3,278)
Income (loss) before equity in income from unconsolidated joint ventures	24,307	73,585	4,123	(94,066)
Equity in income from unconsolidated joint ventures	816	1,395	661	1,074
Income (loss) before income tax expense	25,123	74,980	4,784	(92,992)
Income tax expense	—	—	—	(499)
Income (loss) from continuing operations	25,123	74,980	4,784	(93,491)
Loss from discontinued operations	—	—	—	(3,415)
Net income (loss) and comprehensive income (loss)	25,123	74,980	4,784	(96,906)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(248)	(159)	(157)	545
Noncontrolling interest in FelCor LP	(235)	(733)	(41)	495
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)	(979)
Redemption of preferred equity - consolidated joint venture	(1,153)	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Rangers	23,301	72,605	4,090	(96,845)

Preferred dividends	—	—	—	(16,744)
Net income (loss) and comprehensive income (loss) attributable to ownership interests/common shareholders	$23,301	$72,605	$4,090	$(113,589)

Basic and diluted per common share data:
Loss from continuing operations per share attributable to common shareholders				$(0.80)
Net loss per share attributable to common shareholders				$(0.83)
Weighted-average number of common shares				137,331,743

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	$1,334,154	$76,695	$14,250	$6,059	$44,430	$1,475,588
Net income and comprehensive income	—	23,301	235	248	1,339	25,123
Contributions	186,435	—	1,883	—	—	188,318
Distributions	(400,676)	—	(4,046)	—	—	(404,722)
Preferred distributions - consolidated joint venture	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	—	2,281	—	2,281
Balance at December 31, 2019	$1,119,913	$99,996	$12,322	$8,588	$—	$1,240,819

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	1,302,739	4,090	13,200	5,900	44,430	$1,370,359
Net income and comprehensive income	—	72,605	733	159	1,483	$74,980
Contributions	724,997	—	7,322	—	—	$732,319
Distributions	(693,582)	—	(7,005)	—	—	$(700,587)
Preferred distributions- consolidated joint venture	—	—	—	—	(1,483)	$(1,483)
Balance at December 31, 2018	1,334,154	76,695	14,250	6,059	44,430	1,475,588

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity						Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Predecessor - Balance at December 31, 2016	12,879,475	$309,337	137,990,097	$1,380	$2,576,988	$(2,706,408)	$7,503	$43,783	$232,583
Net (loss) income and comprehensive (loss) income	—	—	—	—	—	(96,845)	(545)	979	(96,411)
Issuance of stock awards	—	—	1,998,497	20	839	—	—	—	859
Amortization of share-based compensation	—	—	—	—	11,946	—	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(893,309)	(9)	—	(6,425)	—	—	(6,434)
Allocation to the redeemable noncontrolling interests in FelCor LP	—	—	—	—	(196)	—	—	—	(196)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	333	—	333
Distributions to consolidated joint venture partners	—	—	—	—	—	—	(150)	—	(150)
Distributions on Series A preferred shares	—	—	—	—	—	(16,744)	—	—	(16,744)
Distributions on common shares and units	—	—	—	—	—	(22,468)	—	—	(22,468)
Preferred distributions in a consolidated joint venture	—	—	—	—	—	—	—	(979)	(979)
Issuance of preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	647	647
Predecessor - Balance at August 31, 2017	12,879,475	$309,337	139,095,285	$1,391	$2,589,577	$(2,848,890)	$7,141	$44,430	$102,986

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor				Predecessor
	For the year ended December 31,		September 1 through December 31,		January 1 through August 31,
	2019	2018	2017		2017
Cash flows from operating activities
Net income (loss)	$25,123	$74,980	$4,784		$(96,906)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	21,451	(18,423)	6,637		5,079
Depreciation and amortization	72,389	78,491	28,966		73,065
Amortization of deferred financing costs	148	241	23		2,803
Other amortization	(2,604)	(3,649)	(2,660)		—
Equity in income from unconsolidated joint ventures	(816)	(1,395)	(661)		(1,074)
Distributions of income from unconsolidated joint ventures	1,964	2,591	1,500		333
Amortization of fixed stock and directors' compensation	—	—	—		3,833
Equity-based severance	—	—	—	2,891	8,372
(Gain) loss on extinguishment of indebtedness, net	—	(11,266)	—		3,278
Impairment loss	—	—	—		35,109
Changes in assets and liabilities:
Related party receivable	(32,680)	63,588	(80,090)		—
Hotel and other receivables, net	—	—	—		(6,155)
Prepaid expense and other assets	(1,348)	4,142	(449)		2,954
Related party prepaid interest	180	(180)	—		—
Accounts payable and other liabilities	1,017	(6,052)	(19,876)		54,361
Advance deposits and deferred revenue	—	—	—		4,426
Accrued interest	—	(9,823)	(10,326)		9,862
Related party accrued interest	190	—	—		—
Net cash flow provided by (used in) operating activities	85,014	173,245	(72,152)		99,340
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	144,447	445,287	165,893		73,416
Improvements and additions to hotel properties	(62,015)	(74,384)	(23,637)		(63,802)
Distributions from unconsolidated joint ventures in excess of earnings	—	—	—		840
Contributions to unconsolidated joint ventures	(603)	—	—		—
Net cash flow provided by investing activities	81,829	370,903	142,256		10,454
Cash flows from financing activities
Proceeds from borrowings	96,000	—	—		66,000
Proceeds from borrowings - related party	—	85,000	—		—
Repayments of borrowings	(2,678)	(654,656)	(2,164)		(121,691)
Repurchase of common shares to satisfy employee tax withholding requirements	—	—	—		(6,434)
Contributions from members	188,318	732,319	130,076		—
Distributions to members	(404,722)	(698,787)	(187,616)		—
Distribution of FelCor TRS	—	—	(51,867)		—
Distributions on preferred shares	—	—	(4,186)		(18,836)
Distributions on common shares	—	—	—		(30,926)
Distributions on Operating Partnership units	—	—	—		(134)
Payments of deferred financing costs	(990)	(10)	(254)		—
Distributions to consolidated joint venture partners	—	—	—		(150)
Contributions from consolidated joint venture partners	2,281	—	—		333
Preferred distributions - consolidated joint venture	(312)	(1,483)	(496)		(977)
Net proceeds from the issuance of preferred equity in a consolidated joint venture	—	—	—		647
Redemption of preferred equity - consolidated joint venture	(45,583)	—	—		—
Net cash flow used in financing activities	(167,686)	(537,617)	(116,507)		(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	(843)	6,531	(46,403)		(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	24,562	18,031	64,434		66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$23,719	$24,562	$18,031		$64,434

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2019	2018
Assets
Investment in hotel properties, net	$1,946,826	$2,123,423
Investment in unconsolidated joint ventures	15,171	15,716
Cash and cash equivalents	19,572	21,351
Restricted cash reserves	4,147	3,211
Related party receivable	49,181	16,501
Lease right-of-use assets	80,635	—
Intangible assets, net	—	46,260
Prepaid expense and other assets	7,543	6,552
Related party prepaid interest	—	180
Total assets	$2,123,075	$2,233,194
Liabilities and Partners' Capital
Debt, net	$713,727	$626,628
Related party debt	85,000	85,000
Accounts payable and other liabilities	32,676	43,389
Lease liabilities	48,200	—
Accrued interest	2,463	2,463
Related party accrued interest	190	—
Distributions payable	—	126
Total liabilities	882,256	757,606

Partners' Capital
Partners’ capital:
Partners' capital	1,131,226	1,347,630
Retained earnings	101,005	77,469
Total partners’ capital, excluding noncontrolling interest	1,232,231	1,425,099
Noncontrolling interest in consolidated joint ventures	8,588	6,059
Preferred capital in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total partners' capital	1,240,819	1,475,588
Total liabilities and partners' capital	$2,123,075	$2,233,194

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except unit and per unit data)

	Successor			Predecessor
	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
	2019	2018	2017	2017
Revenues
Operating revenues
Room revenue	$—	$—	$—	$425,682
Food and beverage revenue	—	—	—	90,572
Related party lease revenue	196,695	217,597	81,259	—
Other revenue	—	—	—	35,261
Total revenues	196,695	217,597	81,259	551,515
Expenses
Operating expenses
Room expense	—	—	—	112,813
Food and beverage expense	—	—	—	71,828
Management and franchise fee expense	—	—	—	19,901
Other operating expense	—	—	—	147,827
Total property operating expenses	—	—	—	352,369
Depreciation and amortization	72,389	78,491	28,965	73,065
Impairment loss	—	—	—	35,109
Property tax, insurance and other	40,965	53,754	17,062	44,278
General and administrative	1,289	1,056	1,019	16,006
Transaction costs	241	2,186	4,193	68,248
Total operating expenses	114,884	135,487	51,239	589,075
Other income	59	113	—	100
Interest income	347	311	10	126
Interest expense	(31,930)	(37,930)	(19,270)	(51,690)
Related party interest expense	(4,529)	(708)	—	—
(Loss) gain on sale of hotel properties, net	(21,451)	18,423	(6,637)	(1,764)
Gain (loss) on extinguishment of indebtedness, net	—	11,266	—	(3,278)
Income (loss) before equity in income from unconsolidated joint ventures	24,307	73,585	4,123	(94,066)
Equity in income from unconsolidated joint ventures	816	1,395	661	1,074
Income (loss) before income tax expense	25,123	74,980	4,784	(92,992)
Income tax expense	—	—	—	(499)
Income (loss) from continuing operations	25,123	74,980	4,784	(93,491)
Loss from discontinued operations	—	—	—	(3,415)
Net income (loss) and comprehensive income (loss)	25,123	74,980	4,784	(96,906)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(248)	(159)	(157)	545
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)	(979)
Redemption of preferred capital - consolidated joint venture	(1,153)	—	—	—

Net income (loss) and comprehensive income (loss) attributable to FelCor LP	23,536	73,338	4,131	(97,340)
Preferred distributions	—	—	—	(16,744)
Net income (loss) and comprehensive income (loss) attributable to FelCor LP partners and common unitholders	$23,536	$73,338	$4,131	$(114,084)

Basic and diluted per common unit data:
Loss from continuing operations per unit attributable to common unitholders				$(0.80)
Net loss per unit attributable to common unitholders				$(0.83)
Weighted-average number of common units				137,941,926

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2018	$1,347,630	$77,469	$6,059	$44,430	$1,475,588
Net income and comprehensive income	—	23,536	248	1,339	25,123
Contributions	188,318	—	—	—	188,318
Distributions	(404,722)	—	—		(404,722)
Preferred distributions - consolidated joint venture	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Balance at December 31, 2019	$1,131,226	$101,005	$8,588	$—	$1,240,819

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

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Preferred Units	Common Units	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Predecessor - Balance at December 31, 2016	$309,337	$(128,040)	$7,503	$43,783	$232,583
Net (loss) income and comprehensive (loss) income	—	(97,340)	(545)	979	(96,906)
Issuance of FelCor restricted stock	—	859	—	—	859
Amortization of FelCor share-based compensation	—	11,946	—	—	11,946
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	(6,434)	—	—	(6,434)
Allocation to the redeemable units in the Operating Partnership	—	433	—	—	433
Contributions from consolidated joint venture partners	—	—	333	—	333
Distributions to consolidated joint venture partners	—	—	(150)	—	(150)
Distributions on preferred units	—	(16,744)	—	—	(16,744)
Distributions on common units	—	(22,602)	—	—	(22,602)
Preferred distributions in a consolidated joint venture	—	—	—	(979)	(979)
Issuance of preferred capital in a consolidated joint venture	—	—	—	647	647
Predecessor - Balance at August 31, 2017	$309,337	$(257,922)	$7,141	$44,430	$102,986

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor			Predecessor
	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
	2019	2018	2017	2017
Cash flows from operating activities
Net income (loss)	$25,123	$74,980	$4,784	$(96,906)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties and other assets, net	21,451	(18,423)	6,637	5,079
Depreciation and amortization	72,389	78,491	28,966	73,065
Amortization of deferred financing costs	148	241	23	2,803
Other amortization	(2,604)	(3,649)	(2,660)	—
Equity in income from unconsolidated joint ventures	(816)	(1,395)	(661)	(1,074)
Distributions of income from unconsolidated joint ventures	1,964	2,591	1,500	333
Amortization of fixed stock and directors' compensation	—	—	—	3,833
Equity-based severance	—	—	—	8,372
(Gain) loss on extinguishment of indebtedness, net	—	(11,266)	—	3,278
Impairment loss	—	—	—	35,109
Changes in assets and liabilities:
Related party receivable	(32,680)	63,588	(80,090)	—
Hotel and other receivables, net	—	—	—	(6,155)
Prepaid expense and other assets	(1,348)	4,142	(449)	2,954
Related party prepaid interest	180	(180)	—	—
Accounts payable and other liabilities	1,017	(6,052)	(19,876)	54,361
Advance deposits and deferred revenue	—	—	—	4,426
Accrued interest	—	(9,823)	(10,326)	9,862
Related party accrued interest	190	—	—	—
Net cash flow provided by (used in) operating activities	85,014	173,245	(72,152)	99,340
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	144,447	445,287	165,893	73,416
Improvements and additions to hotel properties	(62,015)	(74,384)	(23,637)	(63,802)
Distributions from unconsolidated joint ventures in excess of earnings	—	—	—	840
Contributions to unconsolidated joint ventures	(603)	—	—	—
Net cash flow provided by investing activities	81,829	370,903	142,256	10,454
Cash flows from financing activities
Proceeds from borrowings	96,000	—	—	66,000
Proceeds from borrowings - related party	—	85,000	—	—
Repayments of borrowings	(2,678)	(654,656)	(2,164)	(121,691)
Repurchase of FelCor common shares to satisfy employee tax withholding requirements	—	—	—	(6,434)
Contributions from partners	188,318	732,319	130,076	—
Distributions to partners	(404,722)	(698,787)	(187,616)	—
Distribution of FelCor TRS	—	—	(51,867)	—
Distributions to preferred unitholders	—	—	(4,186)	(18,836)
Distributions to common unitholders	—	—	—	(30,926)
Distributions to FelCor LP limited partners	—	—	—	(134)
Payments of deferred financing costs	(990)	(10)	(254)	—
Distributions to consolidated joint venture partners	—	—	—	(150)
Contributions from consolidated joint venture partners	2,281	—	—	333
Preferred distributions - consolidated joint venture	(312)	(1,483)	(496)	(977)
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	—	647
Redemption of preferred capital - consolidated joint venture	(45,583)	—	—	—
Net cash flow used in financing activities	(167,686)	(537,617)	(116,507)	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	(843)	6,531	(46,403)	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	24,562	18,031	64,434	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$23,719	$24,562	$18,031	$64,434

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

As of December 31, 2019, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

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

For the year ended December 31, 2018, the Company recognized approximately $2.0 million of integration costs. The Company recognized approximately $4.2 million of integration costs during the Successor period of September 1, 2017 through December 31, 2017. The Company recognized approximately $68.2 million of transaction costs during the Predecessor period of January 1, 2017 through August 31, 2017. The transaction costs primarily related to financial advisory, legal, accounting, severance, other professional service fees, and other transaction-related costs in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related transaction and integration costs were expensed to transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss). There were no merger-related costs incurred during the year ended December 31, 2019.

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

As a result of the merger with RLJ, the Company conformed the consolidated statements of operations and comprehensive loss for the Predecessor period of January 1, 2017 through August 31, 2017 to the financial statement presentation of the Company's parent company, RLJ. The reclassification had no impact to net income (loss) and comprehensive income (loss), member's/shareholders’ equity (partners' capital), or cash flows.

Revenue

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

For the years ended December 31, 2019 and 2018, approximately $0.1 million and $0.2 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss). For the Successor period of September 1, 2017 through December 31, 2017, the amortization expense recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss) was de minimis. For the Predecessor period of January 1, 2017 through August 31, 2017, approximately $2.8 million of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transition approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes. The comparative historical periods will be presented in accordance with ASC 840, Leases.

Lessors

As a lessor in a lease contract, the Company classifies its leases as either an operating lease, direct financing lease, or a sales-type lease. The Company's hotel properties are leased through intercompany lease contracts between the Lessors and the Lessees. As a result of the distribution of the equity interests in FelCor TRS to RLJ LP, the Lessees' lease payments pursuant to the leases are no longer eliminated in consolidation. The Company classifies these lease contracts as operating leases, so the Company will continue to recognize the underlying leased asset as an investment in hotel properties on the consolidated balance sheets. Base lease revenue is recognized on a straight-line basis over the lease term. Percentage lease revenue is recognized over the lease term when it is earned and becomes receivable from the Lessees, according to the provisions of the respective lease contracts. The Company only capitalizes the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The Lessees are in compliance with their rental obligations under their respective lease agreements.

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

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results or (ii) the frequency to which the leased asset is used; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income. The variable lease expense incurred by the Company was not based on an index or rate.

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

There was no impact to the Company’s consolidated statements of operations and comprehensive income (loss) and the consolidated statements of cash flows. Refer to Note 11, Commitments and Contingencies, for the Company's disclosures about its lease contracts.

Noncontrolling Interests

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements.

As of December 31, 2019 and 2018, Rangers owned 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP in the equity section of the consolidated balance sheets of Rangers. The portion of the income and losses associated with Rangers GP's partnership interest are included in the noncontrolling interest in FelCor LP in the consolidated statements of operations and comprehensive income.

As of December 31, 2019 and 2018, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

For the Predecessor period, FelCor elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, FelCor was required to meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.

As a REIT, FelCor generally was not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. If FelCor failed to qualify for taxation as a REIT in any taxable year, it would be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. Even if FelCor qualified for taxation as a REIT, it could have been subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes at the applicable rates.

FelCor accounted for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land and improvements	$500,618	$532,490
Buildings and improvements	1,461,525	1,555,132
Furniture, fixtures and equipment	135,400	125,207
	2,097,543	2,212,829
Accumulated depreciation	(150,717)	(89,406)
Investment in hotel properties, net	$1,946,826	$2,123,423

For the years ended December 31, 2019 and, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $71.9 million and $77.9 million, respectively. For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $28.7 million. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $73.1 million.

Impairment

The Company determined that there were no impairments of any assets for the years ended December 31, 2019 and 2018 or for the Successor period of September 1, 2017 through December 31, 2017.

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

5.              Investment in Unconsolidated Joint Ventures

As of December 31, 2019 and 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. For the Predecessor period, FelCor also owned 50% interests in joint ventures that owned real estate and a condominium management business that was associated with two of its resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2019 and 2018, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2019	December 31, 2018
Equity basis of the joint venture investments	$(4,236)	$(4,810)
Cost of the joint venture investments in excess of the joint venture book value	19,407	20,526
Investment in unconsolidated joint ventures	$15,171	$15,716

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	Successor			Predecessor
	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
	2019	2018	2017	2017
Unconsolidated joint ventures net income attributable to the Company	$1,935	$2,514	$1,034	$1,332
Depreciation of cost in excess of book value	(1,119)	(1,119)	(373)	(258)
Equity in income from unconsolidated joint ventures	$816	$1,395	$661	$1,074

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases (1)	$49,708	$(3,447)	$46,260
Intangible assets, net	$49,708	$(3,447)	$46,260

(1)
As mentioned in Note 3 Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption of this standard, the Company reclassified its below market ground lease intangible assets from intangible assets, net, on the consolidated balance sheet to the lease right-of-use assets.

For the year ended December 31, 2019, the Company did not carry any intangible assets and did not recognize any amortization expense related to intangible assets. For the year ended December 31, 2018, the Company recognized amortization expense related to its intangible assets of approximately $3.2 million. For the Successor period of September 1, 2017 through December 31, 2017, the Company recognized amortization expense related to its intangible assets of approximately $1.2 million.

7.            Sale of Hotel Properties

During the year ended December 31, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, the Company recorded a $21.4 million loss on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale included approximately $0.7 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the year ended December 31, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

During the year ended December 31, 2018, the Company sold six hotel properties for a total sale price of approximately $516.5 million. In connection with these transactions, the Company recorded an aggregate $18.3 million net gain on sales, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). The gain on sale is net of approximately $9.8 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

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

(1)
The Company's interests in the Holiday Inn San Francisco - Fisherman's Wharf consisted of two separate buildings, the 342-room Columbus Street building and the 243-room Annex building. On October 31, 2018, the ground lease under the Columbus Street building expired and the building was transferred to the lessor in accordance with the ground lease. On October 15, 2018, the Company separately sold the remaining 243-room Annex building for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the Annex building ground lease to the buyer. The proceeds to the Company as a result of the sale were approximately $30.4 million.

During the Successor period of September 1, 2017 through December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $6.6 million loss on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). The loss on sale was due to a $7.7 million lease termination fee as a result of early termination of the TRS Lease with the lessee at the hotel property.

The following table discloses the hotel property that was sold during the Successor period of September 1, 2017 through December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

During the Predecessor period of January 1, 2017 through August 31, 2017, the Company sold two hotel properties in two separate transactions for a total sale price of approximately $92.0 million. In conjunction with these transactions, the Company recorded a $1.6 million loss on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss).

The following table discloses the hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
Morgans New York	New York, NY	July 17, 2017	117
Royalton New York	New York, NY	August 1, 2017	168
		Total	285

The following table includes the condensed financial information primarily related to the two hotel properties that were sold during the Predecessor period of January 1, 2017 through August 31, 2017 included in continuing operations (in thousands):

Predecessor
January 1 through August 31,
2017
Total revenues	$14,159
Operating expenses (1)	(53,930)
Operating loss	(39,771)
Loss on sale of hotel properties	(1,764)
Net loss	(41,535)
Net loss attributable to redeemable noncontrolling interests in FelCor LP	179
Net loss attributable to FelCor	$(41,356)

(1)	Operating expenses include an impairment loss of $35.1 million.

8.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		December 31, 2019	December 31, 2018
Senior notes (1)(2)(3)	—	6.00%	June 2025		$500,484	$505,322
Mortgage loan (4)	3	4.95%	October 2022		89,299	91,737
Mortgage loan (5)	1	4.94%	October 2022		28,785	29,569
Mortgage loan (1)(6)	3	3.36%	April 2024	(7)	96,000	—
	7				714,568	626,628
Deferred financing costs, net					(841)	—
Debt, net					$713,727	$626,628

(1)	Requires payments of interest only through maturity.

(2)
The Senior Notes (as defined below) include $25.6 million and $30.3 million at December 31, 2019 and 2018, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)	The Company has the option to redeem the Senior Notes beginning June 1, 2020 at a price of 103.0% of face value.

(4)
Includes $1.4 million and $1.9 million at December 31, 2019 and 2018, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)
Includes $0.4 million and $0.6 million at December 31, 2019 and 2018, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	The hotels encumbered by the mortgage loan are cross-collateralized.

(7)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.60% and provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio, and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2019 and 2018, the Company was in compliance with all financial covenants.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at December 31, 2019 and 2018.

Interest Expense

During the years ended December 31, 2019 and 2018, the Company recognized $31.9 million and $37.9 million of interest expense, respectively.

During the Successor period of September 1, 2017 through December 31, 2017, the Company recognized $19.3 million of interest expense. During the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized $51.7 million of interest expense, which is net of capitalized interest of $1.1 million.

Future Minimum Principal Payments

As of December 31, 2019, the future minimum principal payments were as follows (in thousands):

2020	$2,461
2021	2,824
2022	110,997
2023	—
2024	96,000
Thereafter	474,888
Total (1)	$687,170

(1)	Excludes a total of $27.4 million related to fair value adjustments on debt.

9. Related Party Debt

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

During the years ended December 31, 2019 and 2018, the Company recognized $4.5 million and $0.7 million of interest expense, respectively, related to its related party loan with RLJ LP.

10.              Fair Value

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

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash reserves, accounts payable and other liabilities — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short term maturities.

•
Debt — The Senior Notes had an estimated fair value of approximately $497.8 million and $492.6 million at December 31, 2019 and 2018, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $216.5 million and $121.1 million at December 31, 2019 and 2018, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $714.3 million and $613.7 million at December 31, 2019 and 2018, respectively. The total carrying value of the Company's debt was $713.7 million and $626.6 million at December 31, 2019 and 2018, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $86.9 million and $84.1 million at December 31, 2019 and 2018, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both December 31, 2019 and 2018.

11.       Commitments and Contingencies

Operating Leases

Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease contracts expired on December 31, 2019 for 19 hotels. These 19 lease contracts were renewed effective January 1, 2020 for a three-year term expiring December 31, 2022. The remaining lease contracts will expire in 2021 for one hotel, 2022 for five hotels and thereafter for one hotel.

The lease revenue recognized during the year ended December 31, 2019 consisted of the following:

For the year ended December 31, 2019
Lease revenue relating to lease payments	$56,796
Lease revenue relating to variable lease payments	139,899
Total related party lease revenue	$196,695

In 2020, the lease terms for the in-place lease agreements will be reset to market-based rental terms. At that time, the future lease payments to the Company under the noncancelable operating leases will be determined.

Lessees

As a lessee, as of December 31, 2019, six of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $10.2 million for the year ended December 31, 2019, which consisted of $6.6 million of fixed lease expense and $3.6 million of variable lease expense. The total ground lease expense was $16.6 million for the year ended December 31, 2018. The total ground lease expense was $5.6 million for the Successor period of September 1, 2017 through December 31, 2017. The total ground lease expense was $9.9 million for the Predecessor period of January 1, 2017 through August 31, 2017. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company's ground leases consisted of the following (in millions):

			Ground Lease Expense
			Successor			Predecessor
			For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2019	2018	2017	2017
Holiday Inn San Francisco Fisherman's Wharf (1)(2)	2018	—	$—	$4.6	$1.6	$3.8
Wyndham Boston Beacon Hill	2028	—	0.9	0.9	0.3	0.4
Wyndham San Diego Bayside	2029	—	4.8	4.8	1.5	2.1
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	0.9	0.8	0.2	0.6
Wyndham Pittsburgh University Center	2038	2083	0.7	0.8	0.1	0.3
DoubleTree by Hilton Burlington Vermont (3)	2051	—	—	—	0.1	0.1
Embassy Suites San Francisco Airport Waterfront	2059	—	2.4	2.3	0.7	1.0
Wyndham New Orleans French Quarter	2065	—	0.5	0.5	0.1	0.4
The Vinoy Renaissance St. Petersburg Resort & Golf Club (4)	2090	—	—	1.9	1.0	1.2
			$10.2	$16.6	$5.6	$9.9

(1) This hotel property was sold on October 15, 2018.
(2) This lease covered only a portion of the hotel property site.
(3) This hotel property was sold on September 27, 2018.
(4) This hotel property was sold on August 28, 2018.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2019
2020	$4,884
2021	4,909
2022	4,968
2023	4,990
2024	5,011
Thereafter	114,008
Total future lease payments	138,770
Imputed interest	(90,570)
Lease liabilities	$48,200

The following table presents certain information related to the Company's operating leases as of December 31, 2019:

Weighted average remaining lease term	32 years
Weighted average discount rate (1)	6.85%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2019 and 2018, approximately $4.1 million and $3.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

During the Predecessor comparative period, the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 5 to 20 years. Certain hotel properties also received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. The management agreements, including those that include the benefits of a franchise agreement, had a base management fee between 2.0% and 5.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized management fee expense of approximately $19.1 million.

The Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recorded $3.8 million for the pro-rata portion of the projected aggregate full-year guarantee. The Company recognized these amounts as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As discussed in Note 2, Merger with RLJ, the Company distributed its equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of its equity interests in FelCor TRS, the Company's consolidated financial statements do not include the financial information related to the Lessees' franchise agreements.

During the Predecessor comparative period, certain of the Company’s hotel properties were operated under franchise agreements with initial terms of 15 years. These franchise agreements exclude certain hotel properties that received the benefits of a franchise agreement pursuant to management agreements with Hilton, Wyndham, Marriott and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel did not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 4.0% of room revenue. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the Predecessor period of January 1, 2017 through August 31, 2017, the Company recognized franchise fee expense of approximately $0.8 million.

12.       Equity

Successor Period

Rangers Ownership Interests/FelCor LP Partnership Interests

As of December 31, 2019, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

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

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers received a 3.25% annual return, plus a 0.25% non-compounding annual return that was paid upon redemption. The joint venture received $0.7 million in gross proceeds during the Predecessor period of January 1, 2017 through August 31, 2017. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets. On February 15, 2019, the Company redeemed the preferred equity in full.

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

13. Equity Incentive Plan

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

Restricted Stock and Restricted Stock Units

A summary of the unvested shares of restricted stock and restricted stock units is as follows:

	January 1 through August 31,
	2017
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at the beginning of the period	1,870,393	$6.21
Granted	1,398,705	5.53
Vested	(2,241,683)	6.52
Forfeited	(1,027,415)	4.61
Unvested at the end of the period	—	$—

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

Prior to the acceleration of the unvested stock awards noted above, for the Predecessor period of January 1, 2017 through August 31, 2017, FelCor recognized approximately $2.7 million of share-based compensation expense related to the market-based and time-based restricted stock and restricted stock unit awards. The share-based compensation expense was included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). As a result of the Mergers with RLJ, there were no unvested restricted shares or units as of August 31, 2017.

The restricted stock unit grant allowed that to the extent any of FelCor's executive officers earned more shares than allowed under the share-based award plan upon the vesting of the award, the excess would be settled in cash. To the extent the excess would likely be settled in cash, these awards were accounted for as liability-based awards, and the fair value was measured at the end of each reporting period. FelCor paid $1.1 million in 2017 for the excess cash settlements for the vested awards. There was no amortization expense for the variable share-based compensation during the Predecessor period of January 1, 2017 through August 31, 2017, as FelCor's executive officers did not earn more shares than allowed under the share-based award plan.

14.       Loss per Common Share/Unit

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

The computation of basic and diluted earnings (loss) per common share (unit) is as follows (in thousands, except share/unit and per share/unit data):

Rangers Loss Per Common Share

Predecessor
January 1 through August 31,
2017
Numerator:
Net loss attributable to Rangers	$(96,845)
Discontinued operations attributable to Rangers	3,400
Loss from continuing operations attributable to Rangers	(93,445)
Less: Preferred dividends	(16,744)
Less: Dividends paid on unvested restricted stock	(73)
Numerator for the loss from continuing operations attributable to Rangers common stockholders	(110,262)
Numerator for the discontinued operations attributable to Rangers common stockholders	(3,400)
Numerator for the loss attributable to Rangers common stockholders excluding amounts attributable to unvested restricted stock	$(113,662)

Denominator:
Weighted-average number of common shares - basic	137,331,743
Unvested restricted stock units	—
Weighted-average number of common shares - diluted	137,331,743

Basic and diluted loss per share:
Loss from continuing operations	$(0.80)
Discontinued operations	$(0.02)
Net loss	$(0.83)

FelCor LP Loss Per Common Unit

Predecessor
January 1 through August 31,
2017
Numerator:
Net loss attributable to FelCor LP	$(97,340)
Discontinued operations attributable to FelCor LP	3,415
Loss from continuing operations attributable to FelCor LP	(93,925)
Less: Preferred distributions	(16,744)
Less: Distributions paid on FelCor unvested restricted stock	(73)
Numerator for the loss from continuing operations attributable to FelCor LP common unitholders	(110,742)
Numerator for the discontinued operations attributable to FelCor LP common unitholders	(3,415)
Numerator for the net loss attributable to FelCor LP common unitholders excluding amounts attributable to FelCor unvested restricted stock	$(114,157)

Denominator:
Weighted-average number of common units - basic	137,941,926
Unvested restricted stock units	—
Weighted-average number of common units - diluted	137,941,926

Basic and diluted loss per unit:
Loss from continuing operations	$(0.80)
Discontinued operations	$(0.02)
Net loss	$(0.83)

15. Income Taxes

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

The provision for income taxes of the TRS Sub is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	For the year ended December 31,		September 1 through December 31,
	2019	2018	2017
Expected TRS Sub federal tax expense at statutory rate	$5,207	$15,746	$1,627
Tax impact of REIT election	(4,049)	(14,805)	(560)
Expected TRS Sub tax expense	1,158	941	1,067
Change in valuation allowance	(1,085)	(363)	(879)
Impact of rate change	—	—	(188)
Permanent items	—	85	—
Impact of provision to return	(73)	(663)	—
TRS Sub income tax expense	$—	$—	$—

The TRS Sub's deferred income taxes represent the tax effect of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) of the TRS Sub include the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Partnership basis	$(3,125)	$(2,210)
Prepaid expenses	—	(28)
Deferred tax liabilities	$(3,125)	$(2,238)

Deferred tax assets:
Property and equipment	$8,436	$8,963
Net operating loss carryforwards	7,517	7,220
Federal historic tax credits	631	631
Other deferred tax assets	160	128
Valuation allowance	(13,619)	(14,704)
Deferred tax assets	$3,125	$2,238

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2019 and 2018, the Company had a valuation allowance of approximately $13.6 million and $14.7 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of the TRS Sub. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. The Company recognized a 100% valuation allowance related to the TRS Sub's net deferred tax asset because the Company believed it is more likely than not that the deferred tax assets of the TRS Sub will not be fully realized. The realization of the deferred tax assets associated with the TRS Sub's NOLs and historic tax credits was dependent on projections of future taxable income, for which there was uncertainty when considering the TRS Sub's historic results and the cyclical nature of the lodging industry. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations and comprehensive income (loss).

The TRS Sub's NOLs and historic tax credits begin to expire in 2036. Additionally, the annual utilization of these NOLs and historic tax credits is limited pursuant to Sections 382 and 383 of the Internal Revenue Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions. The tax years subject to examination vary by jurisdiction. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2015 and before.

The Company had no accruals for tax uncertainties as of December 31, 2019 and 2018.

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

The following table reconciles FelCor's TRSs’ GAAP net loss to federal taxable income (in thousands):

January 1 through August 31,
2017
GAAP consolidated net loss attributable to FelCor LP	$(97,340)
Loss allocated to FelCor LP unitholders	495
GAAP consolidated loss attributable to FelCor	(96,845)
GAAP net loss from REIT operations	105,888
GAAP net income of taxable subsidiaries	9,043
Depreciation and amortization (1)	1,571
Employee benefits not deductible for tax	1,531
Other book/tax differences	5,480
Federal tax income of taxable subsidiaries before utilization of net operating losses	17,625
Utilization of net operating loss	(17,625)
Net federal tax income of taxable subsidiaries	$—

(1)	The book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
FelCor's state income taxes of $0.5 million are included in income tax expense in the consolidated statements of operations and comprehensive income (loss) for the period of January 1, 2017 through August 31, 2017.

The following table reconciles the REIT's GAAP net loss to taxable loss (in thousands):

January 1 through August 31,
2017
GAAP net loss from REIT operations	$(105,888)
Book/tax differences, net:
Dividend income from TRS	17,794
Depreciation and amortization (1)	12,908
Noncontrolling interests	(495)
Gain/loss differences from dispositions	(46,054)
Impairment loss not deductible for tax	35,109
Conversion costs	(2,155)
Compensation	20,402
Other	10,035
Taxable loss (2)	$(58,344)

(1)	The book/tax differences in depreciation and amortization primarily result from the differences in depreciable lives and accelerated depreciation methods.

(2)	The dividend distribution requirement is 90% of any taxable income (net of capital gains). For 2017, FelCor's distributions were in excess of 100% of taxable income.

For income tax purposes, the dividends paid consist of ordinary income, capital gains, return of capital or a combination thereof. The dividends paid per share were characterized, in accordance with the requirements under the Internal Revenue Code, as follows:

	January 1 through August 31,
	2017
	Amount (3)%
Preferred Stock – Series A
Capital gains	$0.9750	3.26
Cash liquidating distributions (1)	0.4875	1.62
Non-cash liquidating distributions (2)	28.49	95.12
	$29.9525	100.00
Common Stock
Capital gains	$0.12	1.59
Cash liquidating distributions (1)	0.10	1.33
Non-cash liquidating distributions (2)	7.31	97.08
	$7.53	100.00

(1)	All cash dividends declared after the execution of the Merger Agreement in April 2017 were characterized as cash liquidating distributions for tax purposes.

(2)	Represents the value per share of the RLJ shares received by FelCor shareholders upon consummation of the Mergers on August 31, 2017.

(3)
The fourth quarter 2016 preferred and common stock distributions were paid on January 31, 2017, so they were treated as 2017 distributions for tax purposes. All 2017 cash dividends declared prior to the execution of the Merger Agreement in April 2017 were designated by FelCor as capital gains dividends.

16. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

17.       Redeemable Noncontrolling Interests/Units in FelCor LP

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

At August 31, 2017, FelCor carried 610,183 outstanding limited partnership units at $4.5 million. FelCor based the value of the outstanding limited partnership units on the closing price of the Common Stock at August 31, 2017 ($7.30 per share).

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

18. Severance

During the Predecessor period of January 1, 2017 through August 31, 2017, FelCor recognized severance charges of approximately $34.5 million (including $8.4 million of equity-based charges) related to the Mergers with RLJ. The severance charges are included in transaction costs in the consolidated statements of operations and comprehensive income (loss).

19.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	Successor			Predecessor
	For the year ended December 31,		September 1 through December 31,	January 1 through August 31,
	2019	2018	2017	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$19,572	$21,351	$14,728	$47,396
Restricted cash reserves	4,147	3,211	3,303	17,038
Cash, cash equivalents, and restricted cash reserves	$23,719	$24,562	$18,031	$64,434

Interest paid, net of capitalized interest	$37,163	$54,298	$33,410	$38,677
Interest paid to a related party	$4,159	$887	$—	$—

Income taxes (refunded) paid	$—	$(1,770)	$(85)	$1,346

Operating cash flow lease payments for operating leases	$8,401

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$147,377	$516,450	$170,000	$92,000
Purchase option for land subject to a ground lease	—	(44,831)	—	—
Transaction costs	(2,394)	(26,400)	(4,107)	(18,584)
Operating prorations	(536)	68	—	—
Proceeds from the sale of hotel properties, net	$144,447	$445,287	$165,893	$73,416

Supplemental non-cash transactions
Accrued capital expenditures	$5,257	$5,345	$8,587	$3,640
FelCor TRS Distribution (1)	$—	$—	$51,267	$—

(1)    Refer to Note 2 for the non-cash assets and liabilities associated with the FelCor TRS distribution.

20. Selected Quarterly Financial Data (unaudited)
The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of the financial and operating results, changes in shareholders' equity and cash flows for a period of several years.

Rangers

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$49,921	$56,221	$46,392	$44,161
Net income (loss) and comprehensive income (loss)	$12,291	$(3,098)	$8,673	$7,257
Net income (loss) and comprehensive income (loss) attributable to Rangers	$10,945	$(3,166)	$8,506	$7,016

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$53,550	$60,650	$57,811	$45,586
Net income and comprehensive income	$6,441	$17,111	$39,362	$12,066
Net income and comprehensive income attributable to Rangers	$6,089	$16,533	$38,547	$11,436

FelCor LP

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$49,921	$56,221	$46,392	$44,161
Net income (loss) and comprehensive income (loss)	$12,291	$(3,098)	$8,673	$7,257
Net income (loss) and comprehensive income (loss) attributable to FelCor LP	$11,056	$(3,198)	$8,591	$7,087

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$53,550	$60,650	$57,811	$45,586
Net income and comprehensive income	$6,441	$17,111	$39,362	$12,066
Net income and comprehensive income attributable to FelCor LP	$6,151	$16,700	$38,936	$11,551

21.       FelCor LP's Consolidating Financial Information

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,722,133	$—	$—	$(1,722,133)	$—
Investment in hotel properties, net	—	571,769	1,375,057	—	1,946,826
Investment in unconsolidated joint ventures	15,171	—	—	—	15,171
Cash and cash equivalents	1,985	—	17,587	—	19,572
Restricted cash reserves	447	—	3,700	—	4,147
Related party receivable	1,360	15,217	32,604	—	49,181
Lease right-of-use assets	4,444	66,571	9,620	—	80,635
Prepaid expense and other assets	1,748	1,888	3,907	—	7,543
Total assets	$1,747,288	$655,445	$1,442,475	$(1,722,133)	$2,123,075

Debt, net	$500,484	$24,711	$221,241	$(32,709)	$713,727
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	7,449	15,017	10,210	—	32,676
Lease liabilities	4,661	25,571	17,968	—	48,200
Accrued interest	2,463	—	—	—	2,463
Related party accrued interest	—	—	190	—	190
Total liabilities	515,057	65,299	334,609	(32,709)	882,256

Partnership interests	1,232,231	590,146	1,099,278	(1,689,424)	1,232,231
Total partners' capital, excluding noncontrolling interest	1,232,231	590,146	1,099,278	(1,689,424)	1,232,231
Noncontrolling interest in consolidated joint ventures	—	—	8,588	—	8,588
Total partners’ capital	1,232,231	590,146	1,107,866	(1,689,424)	1,240,819
Total liabilities and partners’ capital	$1,747,288	$655,445	$1,442,475	$(1,722,133)	$2,123,075

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2018
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,913,418	$—	$—	$(1,913,418)	$—
Investment in hotel properties, net	—	656,570	1,466,853	—	2,123,423
Investment in unconsolidated joint ventures	15,716	—	—	—	15,716
Cash and cash equivalents	10,778	—	10,573	—	21,351
Restricted cash reserves	441	—	2,770	—	3,211
Related party receivable	—	3,666	12,835	—	16,501
Intangible assets, net	—	46,260	—	—	46,260
Prepaid expense and other assets	1,819	1,297	3,436	—	6,552
Related party prepaid interest	—	—	180	—	180
Total assets	$1,942,172	$707,793	$1,496,647	$(1,913,418)	$2,233,194

Debt, net	$505,322	$—	$154,015	$(32,709)	$626,628
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	9,288	14,376	19,725	—	43,389
Accrued interest	2,463	—	—	—	2,463
Distributions payable	—	—	126	—	126
Total liabilities	517,073	14,376	258,866	(32,709)	757,606

Partnership interests	1,425,099	693,417	1,187,292	(1,880,709)	1,425,099
Total partners' capital, excluding noncontrolling interest	1,425,099	693,417	1,187,292	(1,880,709)	1,425,099
Noncontrolling interest in consolidated joint ventures	—	—	6,059	—	6,059
Preferred capital in a consolidated joint venture	—	—	44,430	—	44,430
Total partners’ capital	1,425,099	693,417	1,237,781	(1,880,709)	1,475,588
Total liabilities and partners’ capital	$1,942,172	$707,793	$1,496,647	$(1,913,418)	$2,233,194

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2019 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$74,621	$122,074	$—	$196,695
Total revenues	—	74,621	122,074	—	196,695

Expenses
Depreciation and amortization	512	26,832	45,045	—	72,389
Property tax, insurance and other	(24)	19,367	21,622	—	40,965
General and administrative	1,066	159	64	—	1,289
Transaction costs	164	—	77	—	241
Total operating expenses	1,718	46,358	66,808	—	114,884
Other income	39	10	10	—	59
Interest income	898	—	232	(783)	347
Interest expense	(23,793)	(765)	(8,155)	783	(31,930)
Related party interest expense	—	—	(4,529)	—	(4,529)
Loss on sale of hotel properties, net	—	(10,638)	(10,813)	—	(21,451)
Income before equity in income from unconsolidated joint ventures	(24,574)	16,870	32,011	—	24,307
Equity in income from consolidated entities	47,294	—	—	(47,294)	—
Equity in income from unconsolidated joint ventures	816	—	—	—	816
Net income and comprehensive income	23,536	16,870	32,011	(47,294)	25,123
Noncontrolling interest in consolidated joint ventures	—	—	(248)	—	(248)
Preferred distributions - consolidated joint venture	—	—	(186)	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	(1,153)	—	(1,153)
Net income and comprehensive income attributable to FelCor LP	$23,536	$16,870	$30,424	$(47,294)	$23,536

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2019 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(30,086)	$46,685	$68,415	$—	$85,014
Investing activities:
Proceeds from the sale of hotel properties, net	—	81,943	62,504	—	144,447
Improvements and additions to hotel properties	(162)	(33,146)	(28,707)	—	(62,015)
Contributions to unconsolidated joint ventures	(603)	—	—	—	(603)
Intercompany financing	238,580	—	—	(238,580)	—
Cash flows from investing activities	237,815	48,797	33,797	(238,580)	81,829
Financing activities:
Proceeds from borrowings	—	25,000	71,000	—	96,000
Repayments of borrowings	(112)	—	(2,566)	—	(2,678)
Contributions from partners	188,318	—	—	—	188,318
Distributions to partners	(404,722)	—	—	—	(404,722)
Payments of deferred financing costs	—	(340)	(650)	—	(990)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Preferred distributions - consolidated joint venture	—	—	(312)	—	(312)
Redemption of preferred capital - consolidated joint venture	—	—	(45,583)	—	(45,583)
Intercompany financing	—	(120,142)	(118,438)	238,580	—
Cash flows from financing activities	(216,516)	(95,482)	(94,268)	238,580	(167,686)
Net change in cash, cash equivalents, and restricted cash reserves	(8,787)	—	7,944	—	(843)
Cash, cash equivalents, and restricted cash reserves, beginning of year	11,219	—	13,343	—	24,562
Cash, cash equivalents, and restricted cash reserves, end of year	$2,432	$—	$21,287	$—	$23,719

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2018 (Successor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(53,388)	$93,671	$132,962	$—	$173,245
Investing activities:
Proceeds from the sale of hotel properties, net	—	178,170	267,117	—	445,287
Improvements and additions to hotel properties	(4)	(27,530)	(46,850)	—	(74,384)
Intercompany financing	560,256	—	—	(560,256)	—
Cash flows from investing activities	560,252	150,640	220,267	(560,256)	370,903
Financing activities:
Proceeds from borrowings - related party	—	—	85,000	—	85,000
Repayments of borrowings	(538,814)	—	(115,842)	—	(654,656)
Contributions from partners	732,319	—	—	—	732,319
Distributions to partners	(698,787)	—	—	—	(698,787)
Payment of deferred financing costs	—	—	(10)	—	(10)
Preferred distributions - consolidated joint venture	—	—	(1,483)	—	(1,483)
Intercompany financing	—	(244,311)	(315,945)	560,256	—
Cash flows from financing activities	(505,282)	(244,311)	(348,280)	560,256	(537,617)
Net change in cash, cash equivalents, and restricted cash reserves	1,582	—	4,949	—	6,531
Cash, cash equivalents, and restricted cash reserves, beginning of year	9,637	—	8,394	—	18,031
Cash, cash equivalents, and restricted cash reserves, end of year	$11,219	$—	$13,343	$—	$24,562

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Period of January 1, 2017 through August 31, 2017 (Predecessor)
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$(40,773)	$85,899	$54,214	$—	$99,340
Investing activities:
Proceeds from the sale of hotel properties, net	(696)	74,281	(169)	—	73,416
Improvements and additions to hotel properties	1	(16,727)	(47,076)	—	(63,802)
Distributions from unconsolidated joint ventures in excess of earnings	840	—	—	—	840
Intercompany financing	91,391	—	—	(91,391)	—
Cash flows from investing activities	91,536	57,554	(47,245)	(91,391)	10,454
Financing activities:
Proceeds from borrowings	—	—	66,000	—	66,000
Repayment of borrowings	—	—	(121,691)	—	(121,691)
Distributions to preferred unitholders	(18,836)	—	—	—	(18,836)
Distributions to common unitholders	(30,926)	—	—	—	(30,926)
Distributions to consolidated joint venture partners	—	—	(150)	—	(150)
Contributions from consolidated joint venture partners	—	333	—	—	333
Net proceeds from the issuance of preferred capital in a consolidated joint venture	—	—	647	—	647
Intercompany financing	—	(140,853)	49,462	91,391	—
Other	(6,568)	—	(977)	—	(7,545)
Cash flows from financing activities	(56,330)	(140,520)	(6,709)	91,391	(112,168)
Net change in cash, cash equivalents, and restricted cash reserves	(5,567)	2,933	260	—	(2,374)
Cash, cash equivalents, and restricted cash reserves, beginning of period	13,532	45,574	7,702	—	66,808
Cash, cash equivalents, and restricted cash reserves, end of period	$7,965	$48,507	$7,962	$—	$64,434

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
DoubleTree Suites by Hilton Austin	—	7,072	50,827	827	7,155	51,571	58,726	3,031	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	752	904	45,252	46,156	2,781	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	5,256	31,451	51,099	82,550	2,895	2017	15 - 40 years
Embassy Suites Birmingham	21,744	10,495	33,568	499	10,495	34,067	44,562	2,097	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	1,306	6,413	35,995	42,408	2,140	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	28,785	7,527	56,128	3,231	7,682	59,204	66,886	3,502	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	32,594	30,933	54,592	3,068	31,160	57,433	88,593	3,575	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	1,625	13,168	96,300	109,468	5,691	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	1,897	35,833	55,113	90,946	3,414	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	3,186	15,057	20,993	36,050	1,454	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	9,914	43,369	36,101	79,470	2,280	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	34,961	7,248	41,202	15,930	9,673	54,707	64,380	3,767	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,351	4,833	38,948	43,781	2,356	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	2,413	24,719	26,861	51,580	1,694	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	7,488	39,654	62,613	102,267	3,866	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	3,791	3,961	88,798	92,759	5,720	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	12,948	46,876	120,686	167,562	7,417	2017	15 - 40 years
The Knickerbocker New York (2)	85,000	113,613	119,453	1,613	113,622	121,057	234,679	7,056	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	664	9,601	69,594	79,195	4,093	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,507	178	53,437	53,615	11,142	2017	10 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	237	7,793	43,695	51,488	2,601	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	670	300	73,381	73,681	4,348	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Wyndham Philadelphia Historic District	—	8,367	51,914	666	8,403	52,544	60,947	3,099	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	286	158	31,907	32,065	1,880	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	4,364	1,079	33,714	34,793	6,088	2017	11 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	616	27,081	46,455	73,536	2,767	2017	15 - 40 years
	$299,084	$496,195	$1,379,843	$86,105	$500,618	$1,461,525	$1,962,143	$100,754

(1) The aggregate cost of real estate for federal income tax purposes was approximately $1.9 billion at December 31, 2019.
(2) In November 2018, the Company's consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP.

The change in the total cost of the hotel properties is as follows:

	Successor			Predecessor
	2019	2018	September 1 through December 31, 2017	January 1 through August 31, 2017
Reconciliation of Land and Buildings and Improvements
Balance at the beginning of the period (1)	$2,087,622	$2,398,753	$2,537,854	$2,108,117
Add: Improvements	38,256	45,726	22,305	30,403
Less: Sale of hotel properties	(163,735)	(356,857)	(161,406)	(133,922)
Balance at the end of the period before impairment charges (1)	$1,962,143	$2,087,622	$2,398,753	$2,004,598
Cumulative impairment charges on the real estate assets owned at the end of the period	—	—	—	(55,145)
Balance at the end of the period after impairment charges	$1,962,143	$2,087,622	$2,398,753	$1,949,453

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

The change in the accumulated depreciation of the real estate assets is as follows:

	Successor			Predecessor
	2019	2018	September 1 through December 31, 2017	January 1 through August 31, 2017
Reconciliation of Accumulated Depreciation
Balance at the beginning of the period (1)	$(60,867)	$(18,533)	$—	$(716,376)
Add: Depreciation for the period	(46,012)	(51,387)	(19,518)	(37,966)
Less: Sale of hotel properties	6,125	9,053	985	13,838
Balance at the end of the period (1)	$(100,754)	$(60,867)	$(18,533)	$(740,504)

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