Form 10-Q
period 2020-03-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2020-05-11
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Rangers Sub I, LLC                                         ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of May 11, 2020, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of May 11, 2020, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended March 31, 2020 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,938,553	$1,946,826
Investment in unconsolidated joint ventures	15,820	15,171
Cash and cash equivalents	16,995	19,572
Restricted cash reserves	5,342	4,147
Related party receivable	6,708	49,181
Lease right-of-use assets	79,550	80,635
Prepaid expense and other assets	7,508	7,543
Total assets	$2,070,476	$2,123,075

Liabilities and Equity
Debt, net	$711,915	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	31,968	32,676
Lease liabilities	47,805	48,200
Accrued interest	10,161	2,463
Related party accrued interest	149	190
Total liabilities	886,998	882,256

Commitments and Contingencies (Note 8)

Equity
Member's equity:
Member's equity	1,075,039	1,119,913
Retained earnings	88,152	99,996
Total member's equity	1,163,191	1,219,909
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,538	8,588
Noncontrolling interest in FelCor LP	11,749	12,322
Total noncontrolling interest	20,287	20,910
Total equity	1,183,478	1,240,819
Total liabilities and equity	$2,070,476	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2020	2019
Revenues
Operating revenues
Related party lease revenue	$25,619	$49,921
Total revenues	25,619	49,921
Expenses
Operating expenses
Depreciation and amortization	18,528	18,294
Property tax, insurance and other	10,371	10,508
General and administrative	367	414
Transaction costs	11	252
Total operating expenses	29,277	29,468
Other income	—	49
Interest income	95	95
Interest expense	(8,033)	(7,247)
Related party interest expense	(967)	(1,166)
(Loss) income before equity in income from unconsolidated joint ventures	(12,563)	12,184
Equity in income from unconsolidated joint ventures	549	107
Net (loss) income and comprehensive (loss) income	(12,014)	12,291
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	50	104
Noncontrolling interest in FelCor LP	120	(111)
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred equity - consolidated joint venture	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(11,844)	$10,945

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	$1,119,913	$99,996	$12,322	$8,588	$1,240,819
Net loss and comprehensive loss	—	(11,844)	(120)	(50)	(12,014)
Contributions	24,394	—	247	—	24,641
Distributions	(69,268)	—	(700)	—	(69,968)
Balance at March 31, 2020	$1,075,039	$88,152	$11,749	$8,538	$1,183,478

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(12,014)	$12,291
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	18,528	18,294
Amortization of deferred financing costs	49	—
Other amortization	(687)	(650)
Equity in income from unconsolidated joint ventures	(549)	(107)
Distributions of income from unconsolidated joint ventures	—	550
Changes in assets and liabilities:
Related party receivable	42,473	(9,280)
Prepaid expense and other assets	(104)	(1,034)
Related party prepaid interest	—	180
Accounts payable and other liabilities	1,830	(2,376)
Accrued interest	7,698	7,125
Related party accrued interest	(42)	220
Net cash flow provided by operating activities	57,182	25,213
Cash flows from investing activities
Improvements and additions to hotel properties	(12,621)	(13,039)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow used in investing activities	(12,721)	(13,642)
Cash flows from financing activities
Repayments of borrowings	(516)	(650)
Contributions from members	24,641	73,846
Distributions to members	(69,968)	(48,308)
Payments of deferred financing costs	—	(2)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow used in financing activities	(45,843)	(18,728)
Net change in cash, cash equivalents, and restricted cash reserves	(1,382)	(7,157)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$22,337	$17,405

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,938,553	$1,946,826
Investment in unconsolidated joint ventures	15,820	15,171
Cash and cash equivalents	16,995	19,572
Restricted cash reserves	5,342	4,147
Related party receivable	6,708	49,181
Lease right-of-use assets	79,550	80,635
Prepaid expense and other assets	7,508	7,543
Total assets	$2,070,476	$2,123,075

Liabilities and Partners' Capital
Debt, net	$711,915	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	31,968	32,676
Lease liabilities	47,805	48,200
Accrued interest	10,161	2,463
Related party accrued interest	149	190
Total liabilities	886,998	882,256

Commitments and Contingencies (Note 8)

Partners' Capital
Partners’ capital:
Partners’ capital	1,085,899	1,131,226
Retained earnings	89,041	101,005
Total partners’ capital, excluding noncontrolling interest	1,174,940	1,232,231
Noncontrolling interest in consolidated joint ventures	8,538	8,588
Total partners' capital	1,183,478	1,240,819
Total liabilities and partners' capital	$2,070,476	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2020	2019
Revenues
Operating revenues
Related party lease revenue	$25,619	$49,921
Total revenues	25,619	49,921
Expenses
Operating expenses
Depreciation and amortization	18,528	18,294
Property tax, insurance and other	10,371	10,508
General and administrative	367	414
Transaction costs	11	252
Total operating expenses	29,277	29,468
Other income	—	49
Interest income	95	95
Interest expense	(8,033)	(7,247)
Related party interest expense	(967)	(1,166)
(Loss) income before equity in income from unconsolidated joint ventures	(12,563)	12,184
Equity in income from unconsolidated joint ventures	549	107
Net (loss) income and comprehensive (loss) income	(12,014)	12,291
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	50	104
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred capital - consolidated joint venture	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to FelCor LP	$(11,964)	$11,056

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2019	$1,131,226	$101,005	$8,588	1,240,819
Net loss and comprehensive loss	—	(11,964)	(50)	(12,014)
Contributions	24,641	—	—	24,641
Distributions	(69,968)	—	—	(69,968)
Balance at March 31, 2020	$1,085,899	$89,041	$8,538	$1,183,478

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(12,014)	$12,291
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Depreciation and amortization	18,528	18,294
Amortization of deferred financing costs	49	—
Other amortization	(687)	(650)
Equity in income from unconsolidated joint ventures	(549)	(107)
Distributions of income from unconsolidated joint ventures	—	550
Changes in assets and liabilities:
Related party receivable	42,473	(9,280)
Prepaid expense and other assets	(104)	(1,034)
Related party prepaid interest	—	180
Accounts payable and other liabilities	1,830	(2,376)
Accrued interest	7,698	7,125
Related party accrued interest	(42)	220
Net cash flow provided by operating activities	57,182	25,213
Cash flows from investing activities
Improvements and additions to hotel properties	(12,621)	(13,039)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow used in investing activities	(12,721)	(13,642)
Cash flows from financing activities
Repayments of borrowings	(516)	(650)
Contributions from partners	24,641	73,846
Distributions to partners	(69,968)	(48,308)
Payments of deferred financing costs	—	(2)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred capital - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow used in financing activities	(45,843)	(18,728)
Net change in cash, cash equivalents, and restricted cash reserves	(1,382)	(7,157)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$22,337	$17,405

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Notes to the Consolidated Financial Statements
(unaudited)

1.              General

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

As of March 31, 2020, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

Liquidity and Management's Plans

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, RLJ has temporarily suspended operations at approximately 50% of the Company's hotel properties. As a result, the ongoing effects of the COVID-19 pandemic on the hotel properties' operations have had, and will continue to have, a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

In May 2020, RLJ LP contributed $50.0 million to the Company to ensure that the Company can service its debt and maintain its operations. In addition, given the elimination of lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity:

•
Capital Investment Reduction:  The Company has reduced its 2020 capital expenditure program by deferring a vast majority of capital investments, other than completing projects that are substantially underway and nearing completion; and

•	Return on Investment ("ROI") Project Suspensions: The Company suspended a vast majority of the 2020 ROI projects.

Prior to the COVID-19 pandemic, the Lessees had not previously experienced a suspension of hotel operations. As described in Note 12, as of May 8, 2020, RLJ had temporarily suspended operations at 13 of the Company's hotel properties due to the ongoing COVID-19 pandemic.

2.              Summary of Significant Accounting Policies

The combined Annual Report on Form 10-K for the year ended December 31, 2019 of Rangers and FelCor LP contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2019.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the combined Annual Report on Form 10-K of Rangers and FelCor LP filed with the SEC on February 26, 2020.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Given the additional and unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an "incurred loss" method to an "expected loss" method. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The guidance is effective immediately and expires on December 31, 2022. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$501,097	$500,618
Buildings and improvements	1,468,180	1,461,525
Furniture, fixtures and equipment	138,381	135,400
	2,107,658	2,097,543
Accumulated depreciation	(169,105)	(150,717)
Investment in hotel properties, net	$1,938,553	$1,946,826

For the three months ended March 31, 2020 and 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.4 million and $18.2 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2020 and December 31, 2019, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2020	December 31, 2019
Equity basis of the joint venture investments	$(3,307)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	19,127	19,407
Investment in unconsolidated joint ventures	$15,820	$15,171

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2020	2019
Unconsolidated joint ventures net income attributable to the Company	$829	$387
Depreciation of cost in excess of book value	(280)	(280)
Equity in income from unconsolidated joint ventures	$549	$107

5.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		March 31, 2020	December 31, 2019
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$499,303	$500,484
Mortgage loan (4)	3	4.95%	October 2022		88,769	89,299
Mortgage loan (5)	1	4.94%	October 2022		28,635	28,785
Mortgage loan (1)(6)	3	2.59%	April 2024	(7)	96,000	96,000
	7				712,707	714,568
Deferred financing costs, net					(792)	(841)
Debt, net					$711,915	$713,727

(1)	Requires payments of interest only through maturity.

(2)
The Senior Notes (as defined below) include $24.4 million and $25.6 million at March 31, 2020 and December 31, 2019, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)	The Company has the option to redeem the Senior Notes beginning June 1, 2020 at a price of 103.0% of face value.

(4)
Includes $1.2 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(5)
Includes $0.4 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(6)	The hotels encumbered by the mortgage loan are cross-collateralized.

(7)	The mortgage loan provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. As of March 31, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans have been temporarily suspended, the business operations remain that of a hotel, not another form of business, and the hotel properties continue to be maintained. At March 31, 2020, a hotel property failed to meet the DSCR threshold and was in a cash trap event, and another hotel property had failed to meet the DSCR threshold and will be in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loans at March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized $8.0 million and $7.2 million of interest expense, respectively.

6.              Related Party Debt

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

During the three months ended March 31, 2020 and 2019, the Company recognized $1.0 million and $1.2 million of interest expense, respectively, related to its related party loan with RLJ LP.

7.              Fair Value

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

•
Debt — The Senior Notes had an estimated fair value of approximately $449.9 million and $497.8 million at March 31, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $207.5 million and $216.5 million at March 31, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $657.4 million and $714.3 million at March 31, 2020 and December 31, 2019, respectively. The total carrying value of the Company's debt was $711.9 million and $713.7 million at March 31, 2020 and December 31, 2019, respectively.

•
Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $87.9 million and $86.9 million at March 31, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both March 31, 2020 and December 31, 2019.

8.       Commitments and Contingencies

Operating Leases - Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease contracts will expire in 2021 (one hotel), 2022 (24 hotels) and thereafter (one hotel).

The lease revenue recognized during the three months ended March 31, 2020 and 2019 consisted of the following:

	For the three months ended March 31,
	2020	2019
Lease revenue relating to lease payments	$17,839	$14,653
Lease revenue relating to variable lease payments	7,780	35,268
Total related party lease revenue	$25,619	$49,921

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

March 31, 2020
2020	$52,425
2021	54,478
2022	51,750
2023	—
2024	—
Thereafter	—
Total	$158,653

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2020 and December 31, 2019, approximately $5.3 million and $4.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

9.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of March 31, 2020, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

10.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the three months ended March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$16,995	$13,294
Restricted cash reserves	5,342	4,111
Cash, cash equivalents, and restricted cash reserves	$22,337	$17,405

Interest paid	$1,631	$1,468
Interest paid to a related party	$1,008	$766

Income taxes refunded	$(39)	$—

Operating cash flow lease payments for operating leases	$1,949	$1,866

Supplemental non-cash transactions
Accrued capital expenditures	$2,751	$2,050

11.       FelCor LP's Consolidating Financial Information

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

The following tables present the consolidating financial information for the Subsidiary Guarantors:

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
March 31, 2020
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,672,682	$—	$—	$(1,672,682)	$—
Investment in hotel properties, net	—	572,103	1,366,450	—	1,938,553
Investment in unconsolidated joint ventures	15,820	—	—	—	15,820
Cash and cash equivalents	520	—	16,475	—	16,995
Restricted cash reserves	447	—	4,895	—	5,342
Related party receivable	—	797	5,911	—	6,708
Lease right-of-use assets	4,332	65,611	9,607	—	79,550
Prepaid expense and other assets	1,543	1,400	4,565	—	7,508
Total assets	$1,695,344	$639,911	$1,407,903	$(1,672,682)	$2,070,476

Debt, net	$499,303	$24,728	$220,593	$(32,709)	$711,915
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	6,952	14,109	10,907	—	31,968
Lease liabilities	4,561	25,253	17,991	—	47,805
Accrued interest	9,588	59	514	—	10,161
Related party accrued interest	—	—	149	—	149
Total liabilities	520,404	64,149	335,154	(32,709)	886,998

Partnership interests	1,174,940	575,762	1,064,211	(1,639,973)	1,174,940
Total partners’ capital, excluding noncontrolling interest	1,174,940	575,762	1,064,211	(1,639,973)	1,174,940
Noncontrolling interest in consolidated joint ventures	—	—	8,538	—	8,538
Total partners' capital	1,174,940	575,762	1,072,749	(1,639,973)	1,183,478
Total liabilities and partners' capital	$1,695,344	$639,911	$1,407,903	$(1,672,682)	$2,070,476

FelCor Lodging Limited Partnership
Condensed Consolidating Balance Sheet
December 31, 2019
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Equity investment in consolidated entities	$1,722,133	$—	$—	$(1,722,133)	$—
Investment in hotel properties, net	—	571,769	1,375,057	—	1,946,826
Investment in unconsolidated joint ventures	15,171	—	—	—	15,171
Cash and cash equivalents	1,985	—	17,587	—	19,572
Restricted cash reserves	447	—	3,700	—	4,147
Related party receivable	1,360	15,217	32,604	—	49,181
Lease right-of-use assets	4,444	66,571	9,620	—	80,635
Prepaid expense and other assets	1,748	1,888	3,907	—	7,543
Total assets	$1,747,288	$655,445	$1,442,475	$(1,722,133)	$2,123,075

Debt, net	$500,484	$24,711	$221,241	$(32,709)	$713,727
Related party debt	—	—	85,000	—	85,000
Accounts payable and other liabilities	7,449	15,017	10,210	—	32,676
Lease liabilities	4,661	25,571	17,968	—	48,200
Accrued interest	2,463	—	—	—	2,463
Related party accrued interest	—	—	190	—	190
Total liabilities	515,057	65,299	334,609	(32,709)	882,256

Partnership interests	1,232,231	590,146	1,099,278	(1,689,424)	1,232,231
Total partners’ capital, excluding noncontrolling interest	1,232,231	590,146	1,099,278	(1,689,424)	1,232,231
Noncontrolling interest in consolidated joint ventures	—	—	8,588	—	8,588
Total partners' capital	1,232,231	590,146	1,107,866	(1,689,424)	1,240,819
Total liabilities and partners' capital	$1,747,288	$655,445	$1,442,475	$(1,722,133)	$2,123,075

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2020
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
Related party lease revenue	$—	$10,193	$15,426	$—	$25,619
Total revenues	—	10,193	15,426	—	25,619

Expenses
Depreciation and amortization	140	7,031	11,357	—	18,528
Property tax, insurance and other	(7)	4,608	5,770	—	10,371
General and administrative	290	61	16	—	367
Transaction costs	10	1	—	—	11
Total operating expenses	433	11,701	17,143	—	29,277
Interest income	234	—	60	(199)	95
Interest expense	(5,944)	(213)	(2,075)	199	(8,033)
Related party interest expense	—	—	(967)	—	(967)
Loss before equity in income from unconsolidated joint ventures	(6,143)	(1,721)	(4,699)	—	(12,563)
Equity in loss from consolidated entities	(6,370)	—	—	6,370	—
Equity in income from unconsolidated joint ventures	549	—	—	—	549
Net loss and comprehensive loss	(11,964)	(1,721)	(4,699)	6,370	(12,014)
Noncontrolling interest in consolidated joint ventures	—	—	50	—	50
Net loss and comprehensive loss attributable to FelCor LP	$(11,964)	$(1,721)	$(4,649)	$6,370	$(11,964)

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

FelCor Lodging Limited Partnership
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2020
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating activities:
Cash flows from operating activities	$883	$21,822	$34,477	$—	$57,182
Investing activities:
Improvements and additions to hotel properties	—	(9,161)	(3,460)	—	(12,621)
Contributions to unconsolidated joint ventures	(100)	—	—	—	(100)
Intercompany financing	43,079	—	—	(43,079)	—
Cash flows from investing activities	42,979	(9,161)	(3,460)	(43,079)	(12,721)
Financing activities:
Repayments of borrowings	—	—	(516)	—	(516)
Contributions from partners	24,641	—	—	—	24,641
Distributions to partners	(69,968)	—	—	—	(69,968)
Intercompany financing	—	(12,661)	(30,418)	43,079	—
Cash flows from financing activities	(45,327)	(12,661)	(30,934)	43,079	(45,843)
Net change in cash, cash equivalents, and restricted cash reserves	(1,465)	—	83	—	(1,382)
Cash, cash equivalents, and restricted cash reserves, beginning of year	2,432	—	21,287	—	23,719
Cash, cash equivalents, and restricted cash reserves, end of period	$967	$—	$21,370	$—	$22,337

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

12. Subsequent Events

The ongoing effects of the COVID-19 pandemic on the Company's operations continue to have a material adverse impact on its financial results. Given the elimination of lodging demand, the Lessees are taking actions to help mitigate the effects of the COVID-19 pandemic on their operating results and to preserve liquidity. Moreover, as of May 8, 2020, RLJ had temporarily suspended operations at 13 of the Company's hotel properties as a result of the impact of the ongoing COVID-19 pandemic. In May 2020, RLJ LP contributed $50.0 million to the Company to ensure that the Company can service its debt and maintain its operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the combined Annual Report on Form 10-K for the year ended December 31, 2019 of Rangers Sub I, LLC ("Rangers") and FelCor Lodging Limited Partnership ("FelCor LP"), filed with the SEC on February 26, 2020 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that might cause such a difference include the following: increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel and epidemics and/or pandemics, including COVID-19, ramp up of the future economic recovery and re-opening of hotels, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, duration and access to capital through debt offerings, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Forward-Looking Statements," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, as well as the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

As of March 31, 2020, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment that will create headwinds for our hotel properties even after the current government restrictions are lifted. In response to the COVID-19 pandemic, RLJ has temporarily suspended operations at approximately 50% of our hotel properties. In addition, some of the Lessees may attempt to negotiate for modification of these leases, which could reduce our lease revenue or delay receipt of lease payments. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, our operating trends, combined with macroeconomic trends such as an expected economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue through at least the end of 2020, and possibly well beyond the containment of such outbreak.

In May 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position, including the following:

•
Capital Investment Reduction: We expect to reduce our 2020 capital expenditure program by deferring a vast majority of capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve our hotel properties and re-evaluate the 2020 capital plan at a time when there is improved economic clarity.

•	Return On Investment ("ROI") Project Suspensions: We reviewed all 2020 ROI initiatives and suspended a vast majority of these projects.

Prior to the COVID-19 pandemic, the Lessees had not experienced a suspension of hotel operations. As of May 8, 2020, however, RLJ had suspended operations at 13 of the Company's hotel properties due to the COVID-19 pandemic. The ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results, and such adverse impact may continue well beyond the containment of such outbreak. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operating results, and the associated economic slowdown, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. However, we do expect the Lessees to experience a significant decline in occupancy and RevPAR due to the COVID-19 pandemic through at least the end of 2020.

For more information, see "Part II - Item 1A. Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q.

Our Customers

Our Lessors receive lease revenue from the Lessees under lease contracts. The lease contracts contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2019.

Results of Operations

At March 31, 2020 and 2019, we owned 28 and 30 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2020 and 2019.  The non-comparable hotel properties include two dispositions that were completed between January 1, 2019 and March 31, 2020.
COVID-19

Beginning in March 2020, RLJ's hotel properties experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic, which we expect to continue through at least the end of 2020. Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of the hotel properties have temporarily suspended all operations and, while other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three months ended March 31, 2020 will not be comparable to the same period in 2019.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

	For the three months ended March 31,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$25,619	$49,921	$(24,302)	(48.7)%
Total revenues	25,619	49,921	(24,302)	(48.7)%
Expenses
Operating expenses
Depreciation and amortization	18,528	18,294	234	1.3%
Property tax, insurance and other	10,371	10,508	(137)	(1.3)%
General and administrative	367	414	(47)	(11.4)%
Transaction costs	11	252	(241)	(95.6)%
Total operating expenses	29,277	29,468	(191)	(0.6)%
Other income	—	49	(49)	(100.0)%
Interest income	95	95	—	—%
Interest expense	(8,033)	(7,247)	(786)	10.8%
Related party interest expense	(967)	(1,166)	199	(17.1)%
(Loss) income before equity in income from unconsolidated joint ventures	(12,563)	12,184	(24,747)	—%
Equity in income from unconsolidated joint ventures	549	107	442	—%
Net (loss) income and comprehensive (loss) income	(12,014)	12,291	(24,305)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	50	104	(54)	(51.9)%
Noncontrolling interest in FelCor LP	120	(111)	231	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(11,844)	$10,945	$(22,789)	—%

Revenues

Related Party Lease Revenue

Related party lease revenue for the three months ended March 31, 2020 decreased $24.3 million, or 48.7%, to $25.6 million from $49.9 million for the three months ended March 31, 2019. The decrease was the result of a $1.6 million decrease in related party lease revenue attributable to the non-comparable properties and a $22.7 million decrease in related party lease revenue attributable to the comparable properties. The decrease in related party lease revenue from the comparable properties was attributable to a $26.8 million decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. This was partially offset by a $4.1 million increase in related party lease revenue from the comparable properties due to reset minimum rents in the lease agreements.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2020 increased $0.2 million, or 1.3%, to $18.5 million from $18.3 million for the three months ended March 31, 2019. The increase was the result of a $1.7 million increase in depreciation and amortization expense attributable to the comparable properties, partially offset by a $1.5 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended March 31, 2020 decreased $0.1 million, or 1.3%, to $10.4 million from $10.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to a $0.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.4 million increase in property tax, insurance and other expense attributable to the comparable properties primarily due to an increase in insurance premiums.

Transaction Costs

Transaction costs for the three months ended March 31, 2020 decreased $0.2 million, or 95.6%, from the three months ended March 31, 2019. The decrease in transaction costs was attributable to fewer disposition transactions in the current year.

Interest Expense

Interest expense for the three months ended March 31, 2020 increased $0.8 million, or 10.8%, to $8.0 million from $7.2 million for the three months ended March 31, 2019. The increase in interest expense was due to the higher average debt balance during the three months ended March 31, 2020 resulting from entering into a new $96.0 million mortgage loan in April 2019. This increase was partially offset by a decrease in interest expense resulting from debt balance reductions due to scheduled mortgage loans principal payments.

Related Party Interest Expense

Related party interest expense for the three months ended March 31, 2020 decreased $0.2 million, or 17.1%, to $1.0 million from $1.2 million for the three months ended March 31, 2019. The decrease in related party interest expense was due to changes in the London Interbank Offered Rate ("LIBOR"). The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures for the three months ended March 31, 2020 increased $0.4 million to $0.5 million from $0.1 million for the three months ended March 31, 2019.

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

Our long-term liquidity requirements consist primarily of the funds necessary to pay for renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, RLJ has suspended operations at approximately 50% of our hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

In May 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we are taking further actions to mitigate the effects of the COVID-19 pandemic and improve our liquidity position, including capital expenditure reductions and suspending ROI initiatives.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of March 31, 2020, we had $22.3 million of cash, cash equivalents and restricted cash reserves as compared to $23.7 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $57.2 million and $25.2 million for the three months ended March 31, 2020 and 2019, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $12.7 million for the three months ended March 31, 2020 primarily due to $12.6 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $13.6 million for the three months ended March 31, 2019 primarily due to $13.0 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $45.8 million for the three months ended March 31, 2020 primarily due to $70.0 million in distributions to members and $0.5 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $24.6 million in contributions from members.

The net cash flow used in financing activities totaled $18.7 million for the three months ended March 31, 2019 primarily due to $48.3 million in distributions to members, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, and $0.6 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $73.8 million in contributions from members and $2.3 million in contributions from consolidated joint venture partners.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2020, approximately $2.7 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2020, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.3 million of non-recourse mortgage debt, of which our pro rata portion was $10.1 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2020, we had approximately $96.0 million of total variable rate debt outstanding (or 12.4% of total indebtedness) with a weighted-average interest rate of 2.59% per annum. As of March 31, 2020, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of March 31, 2020, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 3.99% per annum. As of March 31, 2020, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (2)	$1,944	$2,824	$110,997	$—	$—	$474,888	$590,653
Weighted-average interest rate	4.95%	4.95%	4.95%	—%	—%	6.00%	5.79%
Variable rate debt (1)	$—	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	—%	2.59%	—%	2.59%
Variable rate debt - related party debt	$—	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	—%	3.99%	—%	—%	3.99%
Total	$1,944	$2,824	$110,997	$85,000	$96,000	$474,888	$771,653

(1)	Excludes $0.8 million of net deferred financing costs on the mortgage loan.

(2)	Excludes a total of $26.1 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2020, the estimated fair value of our fixed rate debt was $566.2 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.8 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings

The nature of the operations of our hotel properties exposes our hotel properties and the Company to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business and the pension trust litigation matter noted in Note 8, Commitments and Contingencies, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report, which is accessible on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report.

The current outbreak of the novel coronavirus (COVID-19) has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, broader closures, and restricting travel and large gatherings. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Since late February, the Lessees have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout the portfolio and as of the date hereof, RLJ has temporarily suspended operations at approximately 50% of our hotels. The remainder of our hotels are currently operating at significantly reduced levels; however, RLJ may need or elect to temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our hotels will resume at any level, or if RLJ will need to suspend operations at additional hotels.

Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•	sustained negative consumer or business sentiment, economic metrics or demand for travel, including beyond the end of the COVID-19 pandemic, which could further adversely impact demand for lodging;

•	RLJ's ability to reopen our hotels in a timely manner, and the Lessees' ability to attract customers to our hotels when we are able to reopen;

•	the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

•	our increased indebtedness and decreased lease revenues, which could increase our risk of default on our loans;

•	disruptions in our supply chains, which may impact our hotels that are still operating;

•	fluctuations in regional and local economies;

•	ramp up of the future economic recovery and re-opening of our hotel properties;

•
the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

•
difficulty accessing debt financing on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to meet our liquidity needs by restricting or otherwise limiting our access to capital necessary to fund business operations and affect the availability and terms of future borrowings, renewals or refinancings.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, the Lessees will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and capacity to generate cash. Our performance and capacity to generate cash will be affected by our ability to implement our business strategy successfully, but also certain general economic, financial, competitive, regulatory and other factors beyond our control, including the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional debt or equity financing, or continue to delay planned capital expenditures. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are unable to refinance any of our debt or obtain additional financing on reasonable terms or at all, we may not be able to satisfy our debt obligations.

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

RANGERS SUB I, LLC

Dated: May 11, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 11, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: May 11, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 11, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)