Form 10-Q
period 2020-06-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2020-08-10
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Rangers Sub I, LLC          ☐ Yes ☒ No
FelCor Lodging Limited Partnership         ☐ Yes  ☒ No
As of August 7, 2020, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of August 7, 2020, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended June 30, 2020 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

We believe combining the periodic reports for Rangers and FelCor LP into a single combined report results in the following benefits:

•presents the business as a whole (the same way management views and operates the business);

•eliminates duplicative disclosure and provides a more streamlined presentation (a substantial portion of our disclosure applies to both Rangers and FelCor LP); and

•saves time and cost by preparing combined reports instead of separate reports.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,925,715	$1,946,826
Investment in unconsolidated joint ventures	14,862	15,171
Cash and cash equivalents	65,570	19,572
Restricted cash reserves	6,291	4,147
Related party receivable	—	49,181
Lease right-of-use assets	78,459	80,635
Prepaid expense and other assets	5,893	7,543
Total assets	$2,096,790	$2,123,075

Liabilities and Equity
Debt, net	$709,796	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	34,337	32,676
Lease liabilities	47,403	48,200
Related party rent payable	2,938	—
Accrued interest	2,462	2,463
Related party accrued interest	120	190
Total liabilities	882,056	882,256

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,148,756	1,119,913
Retained earnings	45,479	99,996
Total member's equity	1,194,235	1,219,909
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,437	8,588
Noncontrolling interest in FelCor LP	12,062	12,322
Total noncontrolling interest	20,499	20,910
Total equity	1,214,734	1,240,819
Total liabilities and equity	$2,096,790	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Related party lease revenue	$(5,182)	$56,221	$20,436	$106,142
Total revenues	(5,182)	56,221	20,436	106,142
Expenses
Operating expenses
Depreciation and amortization	18,757	18,294	37,284	36,588
Property tax, insurance and other	9,147	10,582	19,519	21,090
General and administrative	617	269	984	683
Transaction costs	(1)	(142)	10	110
Total operating expenses	28,520	29,003	57,797	58,471
Other income	—	2	1	50
Interest income	18	65	113	161
Interest expense	(7,775)	(8,258)	(15,808)	(15,505)
Related party interest expense	(746)	(1,171)	(1,713)	(2,337)
Loss on sale of hotel properties, net	(42)	(21,382)	(42)	(21,382)
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(42,247)	(3,526)	(54,810)	8,658
Equity in (loss) income from unconsolidated joint ventures	(958)	428	(409)	535
Net (loss) income and comprehensive (loss) income	(43,205)	(3,098)	(55,219)	9,193
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	101	(100)	151	4
Noncontrolling interest in FelCor LP	431	32	551	(79)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(42,673)	$(3,166)	$(54,517)	$7,779

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	$1,119,913	$99,996	$12,322	$8,588	$1,240,819
Net loss and comprehensive loss	—	(54,517)	(551)	(151)	(55,219)
Contributions	102,976	—	1,041	—	104,017
Distributions	(74,133)	—	(750)	—	(74,883)
Balance at June 30, 2020	$1,148,756	$45,479	$12,062	$8,437	$1,214,734

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2020	$1,075,039	$88,152	$11,749	$8,538	$1,183,478
Net loss and comprehensive loss	—	(42,673)	(431)	(101)	(43,205)
Contributions	78,582	—	794	—	79,376
Distributions	(4,865)	—	(50)	—	(4,915)
Balance at June 30, 2020	$1,148,756	$45,479	$12,062	$8,437	$1,214,734

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(55,219)	$9,193
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	42	21,382
Depreciation and amortization	37,284	36,588
Amortization of deferred financing costs	99	49
Other amortization	(1,374)	(1,299)
Equity in loss (income) from unconsolidated joint ventures	409	(535)
Distributions of income from unconsolidated joint ventures	—	1,051
Changes in assets and liabilities:
Related party receivable	49,181	(13,810)
Prepaid expense and other assets	1,371	890
Related party prepaid interest	—	2
Related party rent payable	2,938	—
Accounts payable and other liabilities	3,572	927
Accrued interest	(1)	—
Related party accrued interest	(70)	—
Net cash flow provided by operating activities	38,232	54,438
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(42)	145,389
Improvements and additions to hotel properties	(17,742)	(32,078)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow (used in) provided by investing activities	(17,884)	112,708
Cash flows from financing activities
Proceeds from borrowings	—	96,000
Repayments of borrowings	(1,340)	(1,292)
Contributions from members	104,017	115,123
Distributions to members	(74,883)	(338,149)
Payments of deferred financing costs	—	(980)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow provided by (used in) financing activities	27,794	(172,912)
Net change in cash, cash equivalents, and restricted cash reserves	48,142	(5,766)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$71,861	$18,796

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,925,715	$1,946,826
Investment in unconsolidated joint ventures	14,862	15,171
Cash and cash equivalents	65,570	19,572
Restricted cash reserves	6,291	4,147
Related party receivable	—	49,181
Lease right-of-use assets	78,459	80,635
Prepaid expense and other assets	5,893	7,543
Total assets	$2,096,790	$2,123,075

Liabilities and Partners' Capital
Debt, net	$709,796	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	34,337	32,676
Lease liabilities	47,403	48,200
Related party rent payable	2,938	—
Accrued interest	2,462	2,463
Related party accrued interest	120	190
Total liabilities	882,056	882,256

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners’ capital	1,160,360	1,131,226
Retained earnings	45,937	101,005
Total partners’ capital, excluding noncontrolling interest	1,206,297	1,232,231
Noncontrolling interest in consolidated joint ventures	8,437	8,588
Total partners' capital	1,214,734	1,240,819
Total liabilities and partners' capital	$2,096,790	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Related party lease revenue	$(5,182)	$56,221	$20,436	$106,142
Total revenues	(5,182)	56,221	20,436	106,142
Expenses
Operating expenses
Depreciation and amortization	18,757	18,294	37,284	36,588
Property tax, insurance and other	9,147	10,582	19,519	21,090
General and administrative	617	269	984	683
Transaction costs	(1)	(142)	10	110
Total operating expenses	28,520	29,003	57,797	58,471
Other income	—	2	1	50
Interest income	18	65	113	161
Interest expense	(7,775)	(8,258)	(15,808)	(15,505)
Related party interest expense	(746)	(1,171)	(1,713)	(2,337)
Loss on sale of hotel properties, net	(42)	(21,382)	(42)	(21,382)
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(42,247)	(3,526)	(54,810)	8,658
Equity in (loss) income from unconsolidated joint ventures	(958)	428	(409)	535
Net (loss) income and comprehensive (loss) income	(43,205)	(3,098)	(55,219)	9,193
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	101	(100)	151	4
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to FelCor LP	$(43,104)	$(3,198)	$(55,068)	$7,858

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2019	$1,131,226	$101,005	$8,588	1,240,819
Net loss and comprehensive loss	—	(55,068)	(151)	(55,219)
Contributions	104,017	—	—	104,017
Distributions	(74,883)	—	—	(74,883)
Balance at June 30, 2020	$1,160,360	$45,937	$8,437	$1,214,734

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at March 31, 2020	$1,085,899	$89,041	$8,538	$1,183,478
Net loss and comprehensive loss	—	(43,104)	(101)	(43,205)
Contributions	79,376	—	—	79,376
Distributions	(4,915)	—	—	(4,915)
Balance at June 30, 2020	$1,160,360	$45,937	$8,437	$1,214,734

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(55,219)	$9,193
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	42	21,382
Depreciation and amortization	37,284	36,588
Amortization of deferred financing costs	99	49
Other amortization	(1,374)	(1,299)
Equity in loss (income) from unconsolidated joint ventures	409	(535)
Distributions of income from unconsolidated joint ventures	—	1,051
Changes in assets and liabilities:
Related party receivable	49,181	(13,810)
Prepaid expense and other assets	1,371	890
Related party prepaid interest	—	2
Related party rent payable	2,938	—
Accounts payable and other liabilities	3,572	927
Accrued interest	(1)	—
Related party accrued interest	(70)	—
Net cash flow provided by operating activities	38,232	54,438
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(42)	145,389
Improvements and additions to hotel properties	(17,742)	(32,078)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow (used in) provided by investing activities	(17,884)	112,708
Cash flows from financing activities
Proceeds from borrowings	—	96,000
Repayments of borrowings	(1,340)	(1,292)
Contributions from partners	104,017	115,123
Distributions to partners	(74,883)	(338,149)
Payments of deferred financing costs	—	(980)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred capital - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow provided by (used in) financing activities	27,794	(172,912)
Net change in cash, cash equivalents, and restricted cash reserves	48,142	(5,766)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$71,861	$18,796

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

As of June 30, 2020, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

Liquidity and Management's Plans

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, the Company had previously announced RLJ's suspension of operations at 13 of the Company's hotel properties. As government mandated stay-in-place restrictions are lifted, RLJ, for itself and on behalf of the Company, has developed a framework to open hotels in a socially and financially responsible way. The Company's primarily transient oriented and extended stay hotels located in drive-to and leisure markets will re-open sooner than traditional full-service hotels. As of June 30, 2020, RLJ had reopened six of the Company's hotel properties, has subsequently reopened an additional two of the Company's hotel properties and continues to evaluate reopening additional hotel properties based on market conditions. In the event stay-in-place restrictions are reinstated, RLJ would consider temporarily suspending hotel operations where there is no adequate demand.

The ongoing effects of the COVID-19 pandemic on the hotel properties' operations continue to have a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. In addition, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of June 30, 2020, which is included in related party rent payable on the consolidated balance sheet.

During the three months ended June 30, 2020, RLJ LP contributed $50.0 million to the Company to ensure that the Company can service its debt and maintain its operations. In addition, given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Measures the Company has taken include:

•Capital Investment Reduction:  The Company reduced its 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and nearing completion.

•Return on Investment ("ROI") Project Suspensions:  The Company suspended most of the 2020 ROI projects.

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive (loss) income, statements of changes in equity (partners' capital) and statements of cash flows.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income and comprehensive (loss) income, shareholders’ equity or cash flows.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Given the additional and unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ from those estimates.

Leases

On April 10, 2020, the Financial Accounting Standards Board (the "FASB") issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

The Company has determined to abate base rent of $17.5 million for its Lessees impacted by the COVID-19 pandemic for the three months ended June 30, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of June 30, 2020, which is included in related party rent payable on the consolidated balance sheet. The Company has elected to not evaluate whether this rent abatement is a lease modification. The Company has elected to not apply the lease modification guidance to the rent abatement, and, as such, the Company has recognized the rent abatement as negative variable lease revenue during the three months ended June 30, 2020. The Company will continue to evaluate the impact of lease concessions and/or abatements and the appropriate accounting.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an "incurred loss" method to an "expected loss" method. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The guidance is effective immediately and expires on December 31, 2022. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$501,192	$500,618
Buildings and improvements	1,471,551	1,461,525
Furniture, fixtures and equipment	140,694	135,400
	2,113,437	2,097,543
Accumulated depreciation	(187,722)	(150,717)
Investment in hotel properties, net	$1,925,715	$1,946,826

For the three and six months ended June 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.6 million and $37.0 million, respectively. For the three and six months ended June 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.2 million and $36.4 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2020 and December 31, 2019, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2020	December 31, 2019
Equity basis of the joint venture investments	$(3,985)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	18,847	19,407
Investment in unconsolidated joint ventures	$14,862	$15,171

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Unconsolidated joint ventures net (loss) income attributable to the Company	$(678)	$708	$151	$1,095
Depreciation of cost in excess of book value	(280)	(280)	(560)	(560)
Equity in (loss) income from unconsolidated joint ventures	$(958)	$428	$(409)	$535

5.            Sale of Hotel Properties

During the six months ended June 30, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, the Company recorded a $21.3 million loss on sale, which is included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive (loss) income. The loss on sale included approximately $0.7 million in lease termination fees as a result of early termination of the TRS Leases with the lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

6.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		June 30, 2020	December 31, 2019
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$498,122	$500,484
Mortgage loan (4)	3	4.95%	October 2022		88,038	89,299
Mortgage loan (5)	1	4.94%	October 2022		28,379	28,785
Mortgage loan (1)(6)	3	1.76%	April 2024	(7)	96,000	96,000
	7				710,539	714,568
Deferred financing costs, net					(743)	(841)
Debt, net					$709,796	$713,727

(1)Requires payments of interest only through maturity.
(2)The Senior Notes (as defined below) include $23.2 million and $25.6 million at June 30, 2020 and December 31, 2019, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.

(3)Beginning June 1, 2020, the Company has the option to redeem the Senior Notes at a price of 103.0% of face value.
(4)Includes $1.1 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(5)Includes $0.4 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(6)The hotels encumbered by the mortgage loan are cross-collateralized.
(7)The mortgage loan provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. As of June 30, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans have been temporarily suspended, the business operations remain that of a hotel, not another form of business, and the hotel properties continue to be maintained. At June 30, 2020, one mortgage loan failed to meet the DSCR threshold and was in a cash trap event, and another mortgage loan had failed to meet the DSCR threshold and will be in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loans at June 30, 2020.

During the three and six months ended June 30, 2020, the Company recognized $7.8 million and $15.8 million of interest expense, respectively. During three and six months ended June 30, 2019, the Company recognized $8.3 million and $15.5 million of interest expense, respectively.

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

During the three and six months ended June 30, 2020, the Company recognized $0.7 million and $1.7 million of interest expense, respectively, related to its related party loan with RLJ LP. During the three and six months ended June 30, 2019, the Company recognized $1.2 million and $2.3 million of interest expense, respectively, related to its related party loan with RLJ LP.
8.              Fair Value

Fair Value Measurement

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

•Level 1 — Inputs include quoted market prices in an active market for identical assets or liabilities.

•Level 2 — Inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•Level 3 — Inputs are unobservable and corroborated by little or no market data.

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•Cash and cash equivalents, restricted cash reserves, accounts payable and other liabilities — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short term maturities.

•Debt — The Senior Notes had an estimated fair value of approximately $461.3 million and $497.8 million at June 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $205.6 million and $216.5 million at June 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $666.9 million and $714.3 million at June 30, 2020 and December 31, 2019, respectively. The total carrying value of the Company's debt was $709.8 million and $713.7 million at June 30, 2020 and December 31, 2019, respectively.

•Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $83.1 million and $86.9 million at June 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both June 30, 2020 and December 31, 2019.

9.       Commitments and Contingencies

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

As a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020. The Company accounted for the rent abatement as negative variable lease revenue during the three months ended June 30, 2020. Additionally, during the three months ended June 30, 2020, the Company recorded a reversal of revenue related to percentage rent recorded during the three months ended March 31, 2020 as estimated percentage rent due was revised pursuant to updated percentage rent calculations for the full year ended December 31, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of June 30, 2020, which is included in related party rent payable on the consolidated balance sheet.

The lease revenue recognized during the three and six months ended June 30, 2020 and 2019 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Lease revenue relating to lease payments (1)	$364	$14,653	$18,203	$29,306
Lease revenue relating to percentage rent lease payments	(5,546)	41,568	2,233	76,836
Total related party lease revenue	$(5,182)	$56,221	$20,436	$106,142

(1) Reflects the impact of base rent abatement of $17.5 million for the three months ended June 30, 2020.

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

June 30, 2020
2020	$34,950
2021	54,478
2022	51,750
2023	—
2024	—
Thereafter	—
Total	$141,178

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2020 and December 31, 2019, approximately $6.3 million and $4.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

10.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of June 30, 2020, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

11.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the six months ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$65,570	$13,715
Restricted cash reserves	6,291	5,081
Cash, cash equivalents, and restricted cash reserves	$71,861	$18,796

Interest paid	$18,401	$18,146
Interest paid to a related party	$1,783	$2,335

Income taxes refunded	$(39)	$—

Operating cash flow lease payments for operating leases	$2,985	$4,048

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$147,377
Transaction costs	(42)	(1,452)
Operating prorations	—	(536)
Proceeds from the sale of hotel properties, net	$(42)	$145,389

Supplemental non-cash transactions
Accrued capital expenditures	$3,409	$1,201

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of June 30, 2020, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after the current government restrictions are lifted. In addition, the Lessees negotiated for and were granted a base rent abatement of $17.5 million for the three months ended June 30, 2020. Given the current environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly and negatively impacted our revenue. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. The effects of the COVID-19 pandemic, combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity through at least the end of 2020, and possibly well beyond the containment of such outbreak.

During the three months ended June 30, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position, including the following:

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties and re-evaluate the 2020 capital plan at a time when there is improved economic clarity.

•Return On Investment ("ROI") Project Suspensions:  We reviewed all 2020 ROI initiatives and suspended most of these projects.

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

•ADR
•Occupancy
•RevPAR
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

Results of Operations

At both June 30, 2020 and June 30, 2019, we owned 28 hotel properties.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2020 and 2019.  The non-comparable hotel properties include two dispositions that were completed in 2019.
COVID-19

Beginning in March 2020, RLJ's hotel properties experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic, which we expect to continue through at least the end of 2020. Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of the hotel properties have temporarily suspended all operations and, while other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and six months ended June 30, 2020 will not be comparable to the same period in 2019.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

	For the three months ended June 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$(5,182)	$56,221	$(61,403)	—%
Total revenues	(5,182)	56,221	(61,403)	—%
Expenses
Operating expenses
Depreciation and amortization	18,757	18,294	463	2.5%
Property tax, insurance and other	9,147	10,582	(1,435)	(13.6)%
General and administrative	617	269	348	—%
Transaction costs	(1)	(142)	141	99.3%
Total operating expenses	28,520	29,003	(483)	(1.7)%
Other income	—	2	(2)	(100.0)%
Interest income	18	65	(47)	(72.3)%
Interest expense	(7,775)	(8,258)	483	(5.8)%
Related party interest expense	(746)	(1,171)	425	(36.3)%
Loss on sale of hotel properties, net	(42)	(21,382)	21,340	(99.8)%
Loss before equity in (loss) income from unconsolidated joint ventures	(42,247)	(3,526)	(38,721)	—%
Equity in (loss) income from unconsolidated joint ventures	(958)	428	(1,386)	—%
Net loss and comprehensive loss	(43,205)	(3,098)	(40,107)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	101	(100)	201	—%
Noncontrolling interest in FelCor LP	431	32	399	—%
Net loss and comprehensive loss attributable to Rangers	$(42,673)	$(3,166)	$(39,507)	—%

Revenues

        Related Party Lease Revenue

Related party lease revenue for the three months ended June 30, 2020 decreased $61.4 million from the three months ended June 30, 2019. The decrease was the result of a $4.6 million decrease in related party lease revenue attributable to the non-comparable properties and a $56.8 million decrease in related party lease revenue attributable to the comparable properties. The decrease in related party lease revenue from the comparable properties was primarily attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. During the three months ended June 30, 2020, we recorded a reversal of revenue related to percentage rent recorded during the three months ended March 31, 2020 as estimated percentage rent due was revised pursuant to updated percentage rent calculations for the full year ended December 31, 2020. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, which also contributed to the decrease.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2020 increased $0.5 million, or 2.5%, to $18.8 million from $18.3 million for the three months ended June 30, 2019. The increase was the result of a $1.5 million increase in depreciation and amortization expense attributable to the comparable properties, partially offset by a $1.0 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended June 30, 2020 decreased $1.4 million, or 13.6%, to $9.1 million from $10.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to a $0.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.9 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in ground lease expense as a result of lower percentage rents owed due to the COVID-19 pandemic.

General and Administrative

General and administrative expense for the three months ended June 30, 2020 increased $0.3 million to $0.6 million from $0.3 million for the three months ended June 30, 2019. The increase was primarily due to a litigation settlement incurred during the three months ended June 30, 2020 related to a disposed hotel property.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased $0.5 million, or 5.8%, to $7.8 million from $8.3 million for the three months ended June 30, 2019. The decrease in interest expense was due to the lower average debt balance during the three months ended June 30, 2020 due to scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in the London Interbank Offered Rate ("LIBOR").

Related Party Interest Expense

Related party interest expense for the three months ended June 30, 2020 decreased $0.4 million, or 36.3%, to $0.7 million from $1.2 million for the three months ended June 30, 2019. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures for the three months ended June 30, 2020 decreased $1.4 million to a loss of $1.0 million from income of $0.4 million for the three months ended June 30, 2019. The decrease was due to the impact of the COVID-19 pandemic during the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

	For the six months ended June 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$20,436	$106,142	$(85,706)	(80.7)%
Total revenues	20,436	106,142	(85,706)	(80.7)%
Expenses
Operating expenses
Depreciation and amortization	37,284	36,588	696	1.9%
Property tax, insurance and other	19,519	21,090	(1,571)	(7.4)%
General and administrative	984	683	301	44.1%
Transaction costs	10	110	(100)	(90.9)%
Total operating expenses	57,797	58,471	(674)	(1.2)%
Other income	1	50	(49)	(98.0)%
Interest income	113	161	(48)	(29.8)%
Interest expense	(15,808)	(15,505)	(303)	2.0%
Related party interest expense	(1,713)	(2,337)	624	(26.7)%
Loss on sale of hotel properties, net	(42)	(21,382)	21,340	(99.8)%
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(54,810)	8,658	(63,468)	—%
Equity in (loss) income from unconsolidated joint ventures	(409)	535	(944)	—%
Net (loss) income and comprehensive (loss) income	(55,219)	9,193	(64,412)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	151	4	147	—%
Noncontrolling interest in FelCor LP	551	(79)	630	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(54,517)	$7,779	$(62,296)	—%

Revenues

Related Party Lease Revenue

Related party lease revenue for the six months ended June 30, 2020 decreased $85.7 million, or 80.7%, to $20.4 million from $106.1 million for the six months ended June 30, 2019. The decrease was the result of a $6.1 million decrease in related party lease revenue attributable to the non-comparable properties and a $79.6 million decrease in related party lease revenue attributable to the comparable properties. The decrease in related party lease revenue from the comparable properties was primarily attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, which also contributed to the decrease.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020 increased $0.7 million, or 1.9%, to $37.3 million from $36.6 million for the six months ended June 30, 2019. The increase was the result of a $3.3 million increase in depreciation and amortization expense attributable to the comparable properties, partially offset by a $2.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the six months ended June 30, 2020 decreased $1.6 million, or 7.4%, to $19.5 million from $21.1 million for the six months ended June 30, 2019.  The decrease was primarily attributable to a $1.0 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.6 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in ground lease expense as a result of lower percentage rents owed due to the COVID-19 pandemic, which was partially offset by an increase in expense due to an increase in insurance premiums.

General and Administrative

General and administrative expense for the six months ended June 30, 2020 increased $0.3 million, or 44.1%, to $1.0 million from $0.7 million for the six months ended June 30, 2019. The increase was primarily due to a litigation settlement incurred during the six months ended June 30, 2020 related to a disposed hotel property.

Interest Expense

Interest expense for the six months ended June 30, 2020 increased $0.3 million, or 2.0%, to $15.8 million from $15.5 million for the six months ended June 30, 2019. The increase in interest expense was due to to the higher average debt balance during the six months ended June 30, 2020 resulting from entering into a new $96.0 million mortgage loan in April 2019. This increase was partially offset by a decrease in interest expense resulting from debt balance reductions due to scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in LIBOR.

Related Party Interest Expense

Related party interest expense for the six months ended June 30, 2020 decreased $0.6 million, or 26.7%, to $1.7 million from $2.3 million for the six months ended June 30, 2019. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures for the six months ended June 30, 2020 decreased $0.9 million to a loss of $0.4 million from income of $0.5 million for the six months ended June 30, 2019. The decrease was due to the impact of the COVID-19 pandemic during the six months ended June 30, 2020.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•interest expense and scheduled principal payments on outstanding indebtedness; and

•corporate and other general and administrative expenses.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we previously announced that RLJ had suspended operations at 13 of our hotel properties. As government mandated stay-in-place restrictions were lifted, RLJ, for itself and on our behalf, developed a framework to open hotels in a socially and financially responsible way. As of June 30, 2020, RLJ had reopened six of our hotel properties and has subsequently reopened an additional two of our hotel properties. RLJ will continue to operate open hotels under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and the closure of several floors and most food and beverage outlets. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. In addition, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

During the three months ended June 30, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we are taking further actions to improve our liquidity position, including capital expenditure reductions and suspending ROI initiatives.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of June 30, 2020, we had $71.9 million of cash, cash equivalents and restricted cash reserves as compared to $23.7 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $38.2 million and $54.4 million for the six months ended June 30, 2020 and 2019, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $17.9 million for the six months ended June 30, 2020 primarily due to $17.7 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $112.7 million for the six months ended June 30, 2019 primarily due to $145.4 million of net cash proceeds from the sale of two hotel properties, partially offset by $32.1 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $27.8 million for the six months ended June 30, 2020 primarily due to $104.0 million in contributions from members (partners). The net cash flow provided by financing activities was partially offset by $74.9 million in distributions to members (partners) and $1.3 million in scheduled mortgage loans principal payments.

The net cash flow used in financing activities totaled $172.9 million for the six months ended June 30, 2019 primarily due to $338.1 million in distributions to members (partners), a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $1.3 million in scheduled mortgage loans principal payments and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $115.1 million in contributions from members (partners), $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2020, approximately $2.7 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2020, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.1 million of non-recourse mortgage debt, of which our pro rata portion was $10.1 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

FelCor LP's Summarized Condensed Consolidating Financial Information

FelCor LP is the issuer of the Senior Notes. Certain of FelCor LP's 100% owned subsidiaries (FCH/PSH, L.P.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor Hotel Asset Company, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively the “Subsidiary Guarantors”), together with Rangers, guaranty, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, the Senior Notes.
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

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for FelCor LP and the Subsidiary Guarantors. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had FelCor LP and the Subsidiary Guarantors operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2020 and December 31, 2019 and aggregate summarized statement of operations and comprehensive loss information for the six months ended June 30, 2020 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Investment in hotel properties, net	$568,192	$571,769
Related party receivable	—	16,577
Note receivable from non-guarantor subsidiary	32,709	32,709
Interest receivable from non-guarantor subsidiary	1,869	1,471
Deferred rent asset - related party	210	—
Other assets	136,821	92,254
Total assets	$739,801	$714,780

Debt, net	$522,866	$525,195
Related party rent payable	3,140	—
Other liabilities	53,966	55,161
Total liabilities	$579,972	$580,356

For the six months ended June 30, 2020
Related party lease revenue	$8,223
Total operating expenses	(24,151)
Interest income	38
Interest income on note receivable from non-guarantor subsidiary	398
Interest expense	(12,245)
Loss on sale of hotel properties, net	(12)
Loss before equity in loss from unconsolidated joint ventures	(27,749)
Equity in loss from unconsolidated joint ventures	(409)
Net loss and comprehensive loss attributable to FelCor LP	$(28,158)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2020, we had approximately $96.0 million of total variable rate debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 1.76% per annum. As of June 30, 2020, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of June 30, 2020, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 3.16% per annum. As of June 30, 2020, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$1,121	$2,824	$110,997	$—	$—	$474,888	$589,830
Weighted-average interest rate	4.95%	4.95%	4.95%	—%	—%	6.00%	5.79%
Variable rate debt (2)	$—	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	—%	1.76%	—%	1.76%
Variable rate debt - related party debt	$—	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	—%	3.16%	—%	—%	3.16%
Total	$1,121	$2,824	$110,997	$85,000	$96,000	$474,888	$770,830

(1)Excludes a total of $24.7 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.
(2)Excludes $0.7 million of net deferred financing costs on the mortgage loan.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2020, the estimated fair value of our fixed rate debt was $576.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.5 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" sections in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 Quarterly Report"), each of which is accessible on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report and our Q1 Quarterly Report.

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

The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, broader closures, and restricting travel and large gatherings. Furthermore, the outbreak has triggered a global economic recession.

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Since late February, the Lessees have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout the portfolio and as a result, we previously announced RLJ's suspension of operations at 13 of our hotel properties. As government mandated stay-in-place orders are lifted, RLJ has developed a framework to open hotels in a socially and financially responsible way. As of June 30, 2020, RLJ had reopened six of our hotel properties; RLJ subsequently has reopened an additional two of our hotel properties and will continue to evaluate reopening additional hotel properties based on market conditions. All of our open hotels are currently operating at significantly reduced levels. In addition, RLJ may need or elect to temporarily suspend the operations at our hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our closed hotels will resume at any level, or if RLJ will need to suspend operations at additional hotels.

Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•sustained negative consumer or business sentiment, economic metrics or demand for travel, including beyond the end of the COVID-19 pandemic, which could further adversely impact demand for lodging;

•RLJ's ability to reopen our hotels in a timely manner, or at all, and the Lessees' ability to attract customers to our hotels when we are able to reopen;

•the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

•our increased indebtedness and decreased lease revenues, which could increase our risk of default on our loans;

•disruptions in our supply chains, which may impact our hotels that are still operating or have reopened;

•fluctuations in regional and local economies;

•ramp up of the future economic recovery and re-opening of our hotel properties;

•the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

•difficulty accessing debt financing on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to meet our liquidity needs by restricting or otherwise limiting our access to capital necessary to fund business operations and affect the availability and terms of future borrowings, renewals or refinancings.

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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, as containment measures are lifted and, in some cases, reinstated. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, the Lessees will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

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

RANGERS SUB I, LLC

Dated: August 7, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 7, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: August 7, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 7, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)