Form 10-Q
period 2020-09-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2020-11-05
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Rangers Sub I, LLC                                     ☐ Yes ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of November 5, 2020, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of November 5, 2020, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended September 30, 2020 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,912,564	$1,946,826
Investment in unconsolidated joint ventures	7,056	15,171
Cash and cash equivalents	64,740	19,572
Restricted cash reserves	6,072	4,147
Related party rent receivable	—	49,181
Advance to Lessee - related party	506	—
Lease right-of-use assets	77,361	80,635
Prepaid expense and other assets	4,840	7,543
Total assets	$2,073,139	$2,123,075

Liabilities and Equity
Debt, net	$707,834	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	37,705	32,676
Lease liabilities	46,994	48,200
Related party rent payable	2,855	—
Accrued interest	9,586	2,463
Related party accrued interest	119	190
Total liabilities	890,093	882,256

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,159,674	1,119,913
Retained earnings	3,287	99,996
Total member's equity	1,162,961	1,219,909
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,338	8,588
Noncontrolling interest in FelCor LP	11,747	12,322
Total noncontrolling interest	20,085	20,910
Total equity	1,183,046	1,240,819
Total liabilities and equity	$2,073,139	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Related party lease revenue	$468	$46,392	$20,904	$152,534
Total revenues	468	46,392	20,904	152,534
Expenses
Operating expenses
Depreciation and amortization	18,882	17,696	56,166	54,284
Property tax, insurance and other	9,806	10,327	29,325	31,416
General and administrative	(1,555)	278	(571)	961
Transaction costs	(154)	105	(144)	215
Total operating expenses	26,979	28,406	84,776	86,876
Other income	—	8	1	59
Interest income	6	79	119	239
Interest expense	(7,718)	(8,201)	(23,526)	(23,706)
Related party interest expense	(688)	(1,138)	(2,401)	(3,475)
Loss on sale of hotel properties, net	—	(91)	(42)	(21,474)
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(34,911)	8,643	(89,721)	17,301
Equity in (loss) income from unconsolidated joint ventures	(7,806)	30	(8,215)	565
Net (loss) income and comprehensive (loss) income	(42,717)	8,673	(97,936)	17,866
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	(82)	250	(78)
Noncontrolling interest in FelCor LP	426	(85)	977	(164)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(42,192)	$8,506	$(96,709)	$16,285

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	$1,119,913	$99,996	$12,322	$8,588	$1,240,819
Net loss and comprehensive loss	—	(96,709)	(977)	(250)	(97,936)
Contributions	115,108	—	1,163	—	116,271
Distributions	(75,347)	—	(761)	—	(76,108)
Balance at September 30, 2020	$1,159,674	$3,287	$11,747	$8,338	$1,183,046

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2020	$1,148,756	$45,479	$12,062	$8,437	$1,214,734
Net loss and comprehensive loss	—	(42,192)	(426)	(99)	(42,717)
Contributions	12,131	—	123	—	12,254
Distributions	(1,213)	—	(12)	—	(1,225)
Balance at September 30, 2020	$1,159,674	$3,287	$11,747	$8,338	$1,183,046

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(97,936)	$17,866
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	42	21,474
Depreciation and amortization	56,166	54,284
Amortization of deferred financing costs	148	99
Other amortization	(2,062)	(1,950)
Equity in loss (income) from unconsolidated joint ventures	8,215	(565)
Distributions of income from unconsolidated joint ventures	—	1,295
Changes in assets and liabilities:
Related party rent receivable	49,181	(54,879)
Advance to Lessee - related party	(506)	—
Prepaid expense and other assets	2,284	1,383
Related party prepaid interest	—	180
Related party rent payable	2,855	—
Accounts payable and other liabilities	6,967	4,723
Accrued interest	7,123	7,125
Related party accrued interest	(71)	190
Net cash flow provided by operating activities	32,406	51,225
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(42)	145,159
Improvements and additions to hotel properties	(23,328)	(42,663)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow (used in) provided by investing activities	(23,470)	101,893
Cash flows from financing activities
Proceeds from borrowings	—	96,000
Repayments of borrowings	(2,006)	(1,925)
Contributions from members	116,271	135,941
Distributions to members	(76,108)	(344,341)
Payments of deferred financing costs	—	(990)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow provided by (used in) financing activities	38,157	(158,929)
Net change in cash, cash equivalents, and restricted cash reserves	47,093	(5,811)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$70,812	$18,751

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$1,912,564	$1,946,826
Investment in unconsolidated joint ventures	7,056	15,171
Cash and cash equivalents	64,740	19,572
Restricted cash reserves	6,072	4,147
Related party rent receivable	—	49,181
Advance to Lessee - related party	506	—
Lease right-of-use assets	77,361	80,635
Prepaid expense and other assets	4,840	7,543
Total assets	$2,073,139	$2,123,075

Liabilities and Partners' Capital
Debt, net	$707,834	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	37,705	32,676
Lease liabilities	46,994	48,200
Related party rent payable	2,855	—
Accrued interest	9,586	2,463
Related party accrued interest	119	190
Total liabilities	890,093	882,256

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners’ capital	1,171,389	1,131,226
Retained earnings	3,319	101,005
Total partners’ capital, excluding noncontrolling interest	1,174,708	1,232,231
Noncontrolling interest in consolidated joint ventures	8,338	8,588
Total partners' capital	1,183,046	1,240,819
Total liabilities and partners' capital	$2,073,139	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Related party lease revenue	$468	$46,392	$20,904	$152,534
Total revenues	468	46,392	20,904	152,534
Expenses
Operating expenses
Depreciation and amortization	18,882	17,696	56,166	54,284
Property tax, insurance and other	9,806	10,327	29,325	31,416
General and administrative	(1,555)	278	(571)	961
Transaction costs	(154)	105	(144)	215
Total operating expenses	26,979	28,406	84,776	86,876
Other income	—	8	1	59
Interest income	6	79	119	239
Interest expense	(7,718)	(8,201)	(23,526)	(23,706)
Related party interest expense	(688)	(1,138)	(2,401)	(3,475)
Loss on sale of hotel properties, net	—	(91)	(42)	(21,474)
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(34,911)	8,643	(89,721)	17,301
Equity in (loss) income from unconsolidated joint ventures	(7,806)	30	(8,215)	565
Net (loss) income and comprehensive (loss) income	(42,717)	8,673	(97,936)	17,866
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	(82)	250	(78)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred capital - consolidated joint venture	—	—	—	(1,153)
Net (loss) income and comprehensive (loss) income attributable to FelCor LP	$(42,618)	$8,591	$(97,686)	$16,449

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2019	$1,131,226	$101,005	$8,588	$1,240,819
Net loss and comprehensive loss	—	(97,686)	(250)	(97,936)
Contributions	116,271	—	—	116,271
Distributions	(76,108)	—	—	(76,108)
Balance at September 30, 2020	$1,171,389	$3,319	$8,338	$1,183,046

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at June 30, 2020	$1,160,360	$45,937	$8,437	$1,214,734
Net loss and comprehensive loss	—	(42,618)	(99)	(42,717)
Contributions	12,254	—	—	12,254
Distributions	(1,225)	—	—	(1,225)
Balance at September 30, 2020	$1,171,389	$3,319	$8,338	$1,183,046

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(97,936)	$17,866
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	42	21,474
Depreciation and amortization	56,166	54,284
Amortization of deferred financing costs	148	99
Other amortization	(2,062)	(1,950)
Equity in loss (income) from unconsolidated joint ventures	8,215	(565)
Distributions of income from unconsolidated joint ventures	—	1,295
Changes in assets and liabilities:
Related party rent receivable	49,181	(54,879)
Advance to Lessee - related party	(506)	—
Prepaid expense and other assets	2,284	1,383
Related party prepaid interest	—	180
Related party rent payable	2,855	—
Accounts payable and other liabilities	6,967	4,723
Accrued interest	7,123	7,125
Related party accrued interest	(71)	190
Net cash flow provided by operating activities	32,406	51,225
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(42)	145,159
Improvements and additions to hotel properties	(23,328)	(42,663)
Contributions to unconsolidated joint ventures	(100)	(603)
Net cash flow (used in) provided by investing activities	(23,470)	101,893
Cash flows from financing activities
Proceeds from borrowings	—	96,000
Repayments of borrowings	(2,006)	(1,925)
Contributions from partners	116,271	135,941
Distributions to partners	(76,108)	(344,341)
Payments of deferred financing costs	—	(990)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred capital - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	—	2,281
Net cash flow provided by (used in) financing activities	38,157	(158,929)
Net change in cash, cash equivalents, and restricted cash reserves	47,093	(5,811)
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562
Cash, cash equivalents, and restricted cash reserves, end of period	$70,812	$18,751

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Notes to the Consolidated Financial Statements
(unaudited)

1.              General

Organization

Rangers Sub I, LLC ("Rangers") is a Maryland limited liability company and a wholly-owned subsidiary of RLJ Lodging Trust, L.P. ("RLJ LP"). Rangers owns an indirect 99% partnership interest in FelCor Lodging Limited Partnership ("FelCor LP"). Rangers General Partner, LLC, also a wholly-owned subsidiary of RLJ LP, owns the remaining 1% partnership interest and is the sole general partner of FelCor LP. Rangers and FelCor LP are collectively referred to as the "Company." Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through FelCor LP. The Company owns primarily premium-branded, compact full-service hotels located in major markets and resort locations.

As of September 30, 2020, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

Liquidity and Management's Plans

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, the Company had previously announced RLJ's suspension of operations at 13 of the Company's hotel properties. As government mandated stay-in-place restrictions were lifted, RLJ, for itself and on behalf of the Company, developed a framework to open the suspended hotel properties. RLJ had reopened eight of the Company's hotel properties as of September 30, 2020 and subsequent to the end of the quarter has reopened an additional two of the Company's hotel properties. RLJ continues to evaluate reopening the remaining three suspended hotel properties based on market conditions. The remaining suspended hotel properties are located within the central business districts of New York City and San Francisco. In the event stay-in-place restrictions are reinstated, RLJ would consider temporarily suspending hotel operations where demand is inadequate.

The ongoing effects of the COVID-19 pandemic on the hotel properties' operations continue to have a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. In addition, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, as well as an abatement on base rent of $17.5 million for the three months ended September 30, 2020. The Lessees have received a total abatement on base rent of $35.0 million during the nine months ended September 30, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of September 30, 2020, which is included in related party rent payable on the consolidated balance sheet.

During the nine months ended September 30, 2020, RLJ LP contributed $50.0 million to the Company to ensure that the Company can service its debt and maintain its operations. In addition, given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Measures the Company has taken include:

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

As a result of the impact of the COVID-19 pandemic on the Lessees, the Company made the determination to abate base rent of $17.5 million for the three months ended June 30, 2020, as well as to abate base rent of $17.5 million for the three months ended September 30, 2020. The Lessees have received a total abatement on base rent of $35.0 million during the nine months ended September 30, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of September 30, 2020, which is included in related party rent payable on the consolidated balance sheet. The Company has elected to not evaluate whether these rent abatements are lease modifications. The Company has elected to not apply the lease modification guidance to the rent abatements, and, as such, the Company has recognized the rent abatements as negative variable lease revenue of $17.5 million during the three months ended June 30, 2020 and $17.5 million during the three months ended September 30, 2020. The Company will continue to evaluate the impact of lease concessions and/or abatements and the appropriate accounting.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$501,392	$500,618
Buildings and improvements	1,476,035	1,461,525
Furniture, fixtures and equipment	141,601	135,400
	2,119,028	2,097,543
Accumulated depreciation	(206,464)	(150,717)
Investment in hotel properties, net	$1,912,564	$1,946,826

For the three and nine months ended September 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.7 million and $55.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $17.6 million and $53.9 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of September 30, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. During the three months ended September 30, 2020, one of the unconsolidated joint ventures determined the property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time. As a result, the Company recorded an impairment loss of $6.5 million to write down the Company's investment in this joint venture. The impairment loss is included in equity in (loss) income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive (loss) income.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2020 and December 31, 2019, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2020	December 31, 2019
Equity basis of the joint venture investments	$(6,585)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	13,641	19,407
Investment in unconsolidated joint ventures	$7,056	$15,171

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating (loss) income	$(993)	$310	$(843)	$1,404
Depreciation of cost in excess of book value	(280)	(280)	(839)	(839)
Impairment loss	(6,533)	—	(6,533)	—
Equity in (loss) income from unconsolidated joint ventures	$(7,806)	$30	$(8,215)	$565

5.            Sale of Hotel Properties

During the nine months ended September 30, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, the Company recorded a $21.4 million loss on sale, which is included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive (loss) income. The loss on sale included approximately $0.7 million in lease termination fees as a result of early termination of the TRS Leases with the Lessees at these hotel properties.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

6.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		September 30, 2020	December 31, 2019
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$496,940	$500,484
Mortgage loan (4)	3	4.95%	October 2022		87,410	89,299
Mortgage loan (5)	1	4.94%	October 2022		28,177	28,785
Mortgage loan (1)(6)	3	1.75%	April 2024	(7)	96,000	96,000
	7				708,527	714,568
Deferred financing costs, net					(693)	(841)
Debt, net					$707,834	$713,727

(1)Requires payments of interest only through maturity.

(2)The Senior Notes (as defined below) include $22.1 million and $25.6 million at September 30, 2020 and December 31, 2019, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(3)The Company has the option to redeem the Senior Notes at a price of 103.0% of face value.
(4)Includes $1.0 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(5)Includes $0.3 million and $0.4 million at September 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(6)The hotels encumbered by the mortgage loan are cross-collateralized.
(7)The mortgage loan provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. As of September 30, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans had been temporarily suspended, the business operations remained that of a hotel, not another form of business, and the hotel properties were maintained. At September 30, 2020, two mortgage loans failed to meet the DSCR threshold and were in cash trap events. The Company was in compliance with all other maintenance covenants associated with the other mortgage loan at September 30, 2020.

During the three and nine months ended September 30, 2020, the Company recognized $7.7 million and $23.5 million of interest expense, respectively. During three and nine months ended September 30, 2019, the Company recognized $8.2 million and $23.7 million of interest expense, respectively.

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

During the three and nine months ended September 30, 2020, the Company recognized $0.7 million and $2.4 million of interest expense, respectively, related to its related party loan with RLJ LP. During the three and nine months ended September 30, 2019, the Company recognized $1.1 million and $3.5 million of interest expense, respectively, related to its related party loan with RLJ LP.
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

•Debt — The Senior Notes had an estimated fair value of approximately $467.8 million and $497.8 million at September 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $205.4 million and $216.5 million at September 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $673.2 million and $714.3 million at September 30, 2020 and December 31, 2019, respectively. The total carrying value of the Company's debt was $707.8 million and $713.7 million at September 30, 2020 and December 31, 2019, respectively.

•Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $83.5 million and $86.9 million at September 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both September 30, 2020 and December 31, 2019.

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

As a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, as well as an abatement on base rent of $17.5 million for the three months ended September 30, 2020. The Lessees have received a total abatement on base rent of $35.0 million during the nine months ended September 30, 2020. The Company has recognized the rent abatements as negative variable lease revenue of $17.5 million during the three months ended June 30, 2020 and $17.5 million during the three months ended September 30, 2020. The Company owes the Lessees $2.9 million for reimbursement of rent as of September 30, 2020, which is included in related party rent payable on the consolidated balance sheet.

The lease revenue recognized during the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Lease revenue relating to lease payments (1)	$364	$13,745	$18,568	$43,050
Lease revenue relating to percentage rent lease payments	104	32,647	2,336	109,484
Total related party lease revenue	$468	$46,392	$20,904	$152,534

(1) Reflects the impact of base rent abatement of $17.5 million and $35.0 million for the three and nine months ended September 30,
2020, respectively.

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

September 30, 2020
2020	$17,475
2021	54,478
2022	51,750
2023	—
2024	—
Thereafter	—
Total	$123,703

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2020 and December 31, 2019, approximately $6.1 million and $4.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Mergers, an affiliate of InterContinental Hotels Group PLC ("IHG"), which previously managed three of the Company’s hotels, notified the Company that National Retirement Fund ("NRF") had assessed an employee withdrawal liability, with required quarterly payments including interest, in connection with the termination of IHG’s management of those hotels. In October 2020, the Company entered into an agreement with IHG and NRF resolving this dispute.

10.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of September 30, 2020, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

11.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the nine months ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$64,740	$12,695
Restricted cash reserves	6,072	6,056
Cash, cash equivalents, and restricted cash reserves	$70,812	$18,751

Interest paid	$20,291	$20,518
Interest paid to a related party	$2,472	$3,105

Income taxes paid	$114	$—

Operating cash flow lease payments for operating leases	$4,254	$6,332

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$147,377
Transaction costs	(42)	(1,682)
Operating prorations	—	(536)
Proceeds from the sale of hotel properties, net	$(42)	$145,159

Supplemental non-cash transactions
Accrued capital expenditures	$3,414	$3,662

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

As of September 30, 2020, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after the current government restrictions are lifted. In addition, the Lessees negotiated for and were granted a base rent abatement of $17.5 million for the three months ended June 30, 2020, as well as an abatement on base rent of $17.5 million for the three months ended September 30, 2020. The Lessees have received a total abatement on base rent of $35.0 million during the nine months ended September 30, 2020. Given the current environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly and negatively impacted our revenue during the three and nine months ended September 30, 2020. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. The effects of the COVID-19 pandemic, combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

During the nine months ended September 30, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position, including the following:

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties.

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

Results of Operations

At both September 30, 2020 and September 30, 2019, we owned 28 hotel properties.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2020 and 2019.  The non-comparable hotel properties include two dispositions that were completed in 2019.
COVID-19

Beginning in March 2020, RLJ's hotel properties experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of the hotel properties have temporarily suspended all operations and, while other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and nine months ended September 30, 2020 will not be comparable to the same periods in 2019.

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

	For the three months ended September 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$468	$46,392	$(45,924)	(99.0)%
Total revenues	468	46,392	(45,924)	(99.0)%
Expenses
Operating expenses
Depreciation and amortization	18,882	17,696	1,186	6.7%
Property tax, insurance and other	9,806	10,327	(521)	(5.0)%
General and administrative	(1,555)	278	(1,833)	—%
Transaction costs	(154)	105	(259)	—%
Total operating expenses	26,979	28,406	(1,427)	(5.0)%
Other income	—	8	(8)	(100.0)%
Interest income	6	79	(73)	(92.4)%
Interest expense	(7,718)	(8,201)	483	(5.9)%
Related party interest expense	(688)	(1,138)	450	(39.5)%
Loss on sale of hotel properties, net	—	(91)	91	(100.0)%
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(34,911)	8,643	(43,554)	—%
Equity in (loss) income from unconsolidated joint ventures	(7,806)	30	(7,836)	—%
Net (loss) income and comprehensive (loss) income	(42,717)	8,673	(51,390)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	(82)	181	—%
Noncontrolling interest in FelCor LP	426	(85)	511	—%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(42,192)	$8,506	$(50,698)	—%

Revenues

    Related Party Lease Revenue

Related party lease revenue for the three months ended September 30, 2020 decreased $45.9 million, or 99.0%, to $0.5 million from $46.4 million for the three months ended September 30, 2019. The decrease was partially attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended September 30, 2020, which caused the remainder of the decrease.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020 increased $1.2 million, or 6.7%, to $18.9 million from $17.7 million for the three months ended September 30, 2019. The increase was primarily due to capital expenditures made during and since the three months ended September 30, 2019.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended September 30, 2020 decreased $0.5 million, or 5.0%, to $9.8 million from $10.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in ground lease expense as a result of lower percentage rents incurred due to the COVID-19 pandemic. This decrease was partially offset by an increase in expense resulting from an increase in property insurance premiums during the three months ended September 30, 2020.

General and Administrative

General and administrative expense for the three months ended September 30, 2020 decreased $1.8 million from $0.3 million for the three months ended September 30, 2019. The decrease was primarily due to the reversal of an excess accrued liability related to the settlement of the National Retirement Fund matter of $1.8 million.

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased $0.5 million, or 5.9%, to $7.7 million from $8.2 million for the three months ended September 30, 2019. The decrease in interest expense was due to the lower average debt balance during the three months ended September 30, 2020 due to scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in the London Interbank Offered Rate ("LIBOR").

Related Party Interest Expense

Related party interest expense for the three months ended September 30, 2020 decreased $0.5 million, or 39.5%, to $0.7 million from $1.1 million for the three months ended September 30, 2019. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures decreased $7.8 million from breakeven for the three months ended September 30, 2019 to a loss of $7.8 million for the three months ended September 30, 2020. The decrease was primarily attributable to the impact of the COVID-19 pandemic and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the three months ended September 30, 2020. The impairment loss is related to the write down of our investment in this joint venture due to the joint venture's determination during the three months ended September 30, 2020 that the property ground lease will likely terminate no later than October 31, 2021. The property will revert to the ground lessor at that time.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$20,904	$152,534	$(131,630)	(86.3)%
Total revenues	20,904	152,534	(131,630)	(86.3)%
Expenses
Operating expenses
Depreciation and amortization	56,166	54,284	1,882	3.5%
Property tax, insurance and other	29,325	31,416	(2,091)	(6.7)%
General and administrative	(571)	961	(1,532)	—%
Transaction costs	(144)	215	(359)	—%
Total operating expenses	84,776	86,876	(2,100)	(2.4)%
Other income	1	59	(58)	(98.3)%
Interest income	119	239	(120)	(50.2)%
Interest expense	(23,526)	(23,706)	180	(0.8)%
Related party interest expense	(2,401)	(3,475)	1,074	(30.9)%
Loss on sale of hotel properties, net	(42)	(21,474)	21,432	(99.8)%
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(89,721)	17,301	(107,022)	—%
Equity in (loss) income from unconsolidated joint ventures	(8,215)	565	(8,780)	—%
Net (loss) income and comprehensive (loss) income	(97,936)	17,866	(115,802)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	250	(78)	328	—%
Noncontrolling interest in FelCor LP	977	(164)	1,141	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(96,709)	$16,285	$(112,994)	—%

Revenues

Related Party Lease Revenue

Related party lease revenue for the nine months ended September 30, 2020 decreased $131.6 million, or 86.3%, to $20.9 million from $152.5 million for the nine months ended September 30, 2019. The decrease was the result of a $6.2 million decrease in related party lease revenue attributable to the non-comparable properties and a $125.4 million decrease in related party lease revenue attributable to the comparable properties. The decrease in related party lease revenue from the comparable properties was partially attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, as well as an abatement on base rent of $17.5 million for the three months ended September 30, 2020, which caused the remainder of the decrease.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020 increased $1.9 million, or 3.5%, to $56.2 million from $54.3 million for the nine months ended September 30, 2019. The increase was the result of a $4.5 million increase in depreciation and amortization expense attributable to the comparable properties primarily due to capital expenditures made during and since the nine months ended September 30, 2019. This increase was partially offset by a $2.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the nine months ended September 30, 2020 decreased $2.1 million, or 6.7%, to $29.3 million from $31.4 million for the nine months ended September 30, 2019.  The decrease was attributable to a $1.0 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $1.1 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in ground lease expense as a result of lower percentage rents incurred due to the COVID-19 pandemic, which was partially offset by an increase in expense due to an increase in property insurance premiums.

General and Administrative

General and administrative expense for the nine months ended September 30, 2020 decreased $1.5 million from $1.0 million for the nine months ended September 30, 2019. The overall decrease was primarily attributable to the reversal of an excess accrued liability related to the settlement of the National Retirement Fund matter of $1.8 million, and a net decrease in other general and administrative expenses of $0.2 million. These decreases were partially offset by an increase in expenses outside of the normal course of operations of $0.5 million.

Interest Expense

Interest expense for the nine months ended September 30, 2020 decreased $0.2 million, or 0.8%, to $23.5 million from $23.7 million for the nine months ended September 30, 2019. The decrease in interest expense was due to debt balance reductions during the nine months ended September 30, 2020 as a result of scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in LIBOR. These decreases were partially offset by an increase due to a higher average debt balance during the nine months ended September 30, 2020 resulting from entering into a new $96.0 million mortgage loan in April 2019.

Related Party Interest Expense

Related party interest expense for the nine months ended September 30, 2020 decreased $1.1 million, or 30.9%, to $2.4 million from $3.5 million for the nine months ended September 30, 2019. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures for the nine months ended September 30, 2020 decreased $8.8 million to a loss of $8.2 million from income of $0.6 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the impact of the COVID-19 pandemic and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the nine months ended September 30, 2020. The impairment loss is related to the write down of our investment in this joint venture due to the joint venture's determination that the property ground lease will likely terminate no later than October 31, 2021. The property will revert to the ground lessor at that time.

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

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we previously announced that RLJ had suspended operations at 13 of our hotel properties. As government mandated stay-in-place restrictions have been lifted, RLJ, for itself and on our behalf, developed a framework to open hotels in a socially and financially responsible way. RLJ had reopened eight of the 13 suspended hotel properties as of September 30, 2020 and subsequent to the end of the quarter has reopened an additional two of our hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. In addition, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted an abatement on base rent of $17.5 million for the three months ended June 30, 2020, as well as an abatement on base rent of $17.5 million for the three months ended September 30, 2020. The Lessees have received a total abatement on base rent of $35.0 million during the nine months ended September 30, 2020.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

During the nine months ended September 30, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken further actions to improve our liquidity position, including capital expenditure reductions and suspending ROI initiatives.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of September 30, 2020, we had $70.8 million of cash, cash equivalents and restricted cash reserves as compared to $23.7 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $32.4 million and $51.2 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash flows provided by operating activities generally consist of the cash received from the hotel property lease agreements between the Lessors and the Lessees, which is partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $23.5 million for the nine months ended September 30, 2020 primarily due to $23.3 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $101.9 million for the nine months ended September 30, 2019 primarily due to $145.2 million of net cash proceeds from the sale of two hotel properties, partially offset by $42.7 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $38.2 million for the nine months ended September 30, 2020 primarily due to $116.3 million in contributions from members (partners). The net cash flow provided by financing activities was partially offset by $76.1 million in distributions to members (partners) and $2.0 million in scheduled mortgage loans principal payments.

The net cash flow used in financing activities totaled $158.9 million for the nine months ended September 30, 2019 primarily due to $344.3 million in distributions to members (partners), a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $1.9 million in scheduled mortgage loans principal payments and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $135.9 million in contributions from members (partners), $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2020, approximately $2.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2020, we owned 50% interests in joint ventures that owned two hotel properties. RLJ LP owns more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.0 million of non-recourse mortgage debt, of which our pro rata portion was $10.0 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. During the three months ended September 30, 2020, this unconsolidated joint venture determined that the property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time.

FelCor LP's Summarized Condensed Consolidating Financial Information

FelCor LP is the issuer of the Senior Notes. Certain of FelCor LP's 100%-owned subsidiaries (FCH/PSH, L.P.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor Hotel Asset Company, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively the “Subsidiary Guarantors”), together with Rangers, guaranty, fully and unconditionally, except where subject to customary release provisions as described below, and jointly and severally, the Senior Notes.
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

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for FelCor LP and the Subsidiary Guarantors. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had FelCor LP and the Subsidiary Guarantors operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of September 30, 2020 and December 31, 2019 and aggregate summarized statement of operations and comprehensive loss information for the nine months ended September 30, 2020 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Investment in hotel properties, net	$564,876	$571,769
Related party rent receivable	—	16,577
Note receivable from non-guarantor subsidiary	32,709	32,709
Interest receivable from non-guarantor subsidiary	2,070	1,471
Deferred rent asset - related party	315	—
Other assets	128,015	92,254
Total assets	$727,985	$714,780

Debt, net	$521,702	$525,195
Related party rent payable	3,404	—
Deferred rent liability - related party	35	—
Other liabilities	61,238	55,161
Total liabilities	$586,379	$580,356

For the nine months ended September 30, 2020
Related party lease revenue	$8,052
Total operating expenses	(34,074)
Interest income	43
Interest income on note receivable from non-guarantor subsidiary	599
Interest expense	(18,321)
Loss on sale of hotel properties, net	(12)
Loss before equity in loss from unconsolidated joint ventures	(43,713)
Equity in loss from unconsolidated joint ventures	(8,215)
Net loss and comprehensive loss attributable to FelCor LP	$(51,928)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2020, we had approximately $96.0 million of total variable rate debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 1.75% per annum. As of September 30, 2020, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of September 30, 2020, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 3.15% per annum. As of September 30, 2020, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$454	$2,824	$110,997	$—	$—	$474,888	$589,163
Weighted-average interest rate	4.95%	4.95%	4.95%	—%	—%	6.00%	5.80%
Variable rate debt (2)	$—	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	—%	1.75%	—%	1.75%
Variable rate debt - related party debt	$—	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	—%	3.15%	—%	—%	3.15%
Total	$454	$2,824	$110,997	$85,000	$96,000	$474,888	$770,163

(1)Excludes a total of $23.4 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.
(2)Excludes $0.7 million of net deferred financing costs on the mortgage loan.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2020, the estimated fair value of our fixed rate debt was $582.4 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.2 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" sections in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 Quarterly Report") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the "Q2 Quarterly Report"), each of which is accessible on the SEC’s website at www.sec.gov. Except for the additional risk factors set forth in our Q1 Quarterly Report and in our Q2 Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report.

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rangers.
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for FelCor LP.
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGERS SUB I, LLC

Dated: November 5, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 5, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: November 5, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 5, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)