Form 10-K
period 2020-12-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2021-02-26
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Rangers Sub I, LLC                                    ☐ Yes  ☒ No
FelCor Lodging Limited Partnership                                ☐ Yes  ☒ No
As of February 26, 2021, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of February 26, 2021, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This annual report on Form 10-K for the fiscal year ended December 31, 2020 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic will continue to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These future developments may include, among others, the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, the impact of the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” within this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Additional factors that might cause actual outcomes to differ materially from our forward-looking statements include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:
•"our company," "we," "us" and "our" refer to Rangers and FelCor LP, collectively (including their consolidated subsidiaries) following the Mergers and to FelCor and FelCor LP, collectively (including their consolidated subsidiaries) prior to consummation of the Mergers, unless the content indicates otherwise;
•"our hotel properties" refers to the 28 hotels owned by us as of December 31, 2020;
•a "compact full-service hotel" typically refers to any hotel with (1) less than 300 guestrooms and less than 12,000 square feet of meeting space or (2) more than 300 guestrooms where, unlike traditional full-service hotels, the operations focus primarily on the rental of guestrooms such that a significant majority of its total revenue is generated from room rentals rather than other sources, such as food and beverage;
•"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;
•"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available; and
•"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy.
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

As of December 31, 2020, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states. We owned, through wholly-owned subsidiaries, a 100% interest in 25 of our hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 27 of the 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. In addition, the Lessees negotiated for and were granted base rent abatements for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.

The effects of the COVID-19 pandemic have significantly and negatively impacted our revenue during the year ended December 31, 2020. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. Combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, we are led to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•Owners — own the hotel property and typically enter into a management agreement with an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.
•Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.
•Managers — responsible for the day-to-day operation of the hotel property, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

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

Investment Strategies
•Targeted ownership of premium-branded, focused-service and compact full-service hotels.  RLJ believes that premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.
•Use of premium hotel brands.  RLJ believes in affiliating its hotels with premium brands owned by leading international franchisors such as Hilton, Wyndham and Marriott. RLJ believes that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.
•Focus on high-growth markets.  RLJ focuses on owning and acquiring hotel properties in markets that it believes exhibit multiple demand generators and attractive long-term growth prospects. As a result, RLJ believes that these hotel properties generate higher returns on investment.

Business Strategies
•Maximize returns from our hotel properties.  RLJ believes that its hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of its proactive asset management and the anticipated long-term recovery of the United States economy. RLJ actively monitors and advises its third-party management companies on most aspects of its hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. RLJ regularly reviews opportunities to further invest in its hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.
•Pursue a disciplined hotel acquisition strategy.  RLJ seeks to acquire additional hotel properties at prices below replacement cost where it believes it can generate attractive returns on investment. RLJ intends to target acquisition opportunities where it can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.
•Pursue a disciplined capital recycling program.  RLJ intends to continue to pursue a disciplined capital allocation strategy designed to maximize the return on its investments by selectively selling hotel properties that are no longer consistent with its investment strategy or whose returns appear to have been maximized. To the extent that RLJ sells its hotel properties, RLJ intends to redeploy the capital into other investment opportunities, including without limitation, acquisitions, brand conversions, green initiatives and space configuration opportunities.

•Continue to improve its balance sheet. RLJ intends to continue to maintain a flexible capital structure that allows it to execute its strategy. RLJ believes that a strong balance sheet is a key competitive advantage that affords it a lower cost of capital and positions it for growth. RLJ structures its debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing.

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 93% of our hotel properties operating under existing relationships with Hilton, Wyndham or Marriott. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2020:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Hilton
Embassy Suites	15	53.6%	4,298	52.8%
DoubleTree	2	7.1%	417	5.1%
Subtotal	17	60.7%	4,715	57.9%
Marriott
Marriott	1	3.6%	401	4.9%
Subtotal	1	3.6%	401	4.9%
Wyndham
Wyndham	8	28.6%	2,528	31.0%
Subtotal	8	28.6%	2,528	31.0%
Other Brand Affiliation	2	7.1%	501	6.2%
Total	28	100.0%	8,145	100.0%

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

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities and the availability of lodging and event space. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the compact full-service hotel segment and non-traditional accommodations for travelers, such as online services that market homes and condominiums as an alternative to hotel rooms. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Hilton, Wyndham and Marriott brands, will enjoy competitive advantages associated with operating under such brands.

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

Our Financing Strategy

We carry out RLJ's financing strategy, which is to finance its long-term growth over time with equity issuances and debt financing with staggered maturities. RLJ's strategy with respect to its debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. Our debt is currently comprised of unsecured senior notes and mortgage loans secured by certain of our hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt bears interest at fixed rates.

Organizational Structure

RLJ is a Maryland real estate investment trust that conducts its business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which its hotel properties are indirectly owned by RLJ LP, through limited partnerships, limited liability companies or other subsidiaries. RLJ is the sole general partner of RLJ LP and, as of December 31, 2020, RLJ owned 99.5% of the OP units in RLJ LP.

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

Insurance

RLJ carries comprehensive general liability, fire, extended coverage, business interruption, rental loss of income coverage and umbrella liability coverage on all of our hotels, including earthquake, wind, flood and hurricane coverage on hotels in areas where RLJ believes such coverages are warranted, in each case with limits of liability that RLJ deems adequate. Similarly, RLJ is insured against the risk of direct physical damage in amounts it believes to be adequate to reimburse itself, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. RLJ has selected policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. RLJ does not carry insurance for generally uninsurable risks, including, but not limited to, losses caused by communicable or infectious diseases, war or governmental actions such as government seizures of property. In the opinion of RLJ's management, our hotels are adequately insured.

Human Capital

Rangers and FelCor LP do not have any employees. As of December 31, 2020, RLJ LP had 77 employees. RLJ strives to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. RLJ conducts annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

RLJ's key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, RLJ's human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance RLJ's culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

Environmental, Social, and Governance ("ESG")

We set ESG objectives to integrate sustainability across our portfolio. We intend to enhance strategic decision making by identifying and addressing material risks and opportunities that mitigate long-term environmental damage to our hotel properties. We seek to minimize our business impacts by implementing relevant practices that build the resilience of our hotels and stakeholders.

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

Risks Related to Our Business and Hotel Properties

The current outbreak of the novel coronavirus (COVID-19) has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could result in the continuation of widespread business continuity issues for an unknown duration.

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

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Since late February 2020, the Lessees have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout the portfolio. As of December 31, 2020, three of our 28 hotel properties remained closed. All of our open hotels are currently operating at significantly reduced occupancy levels. In addition, RLJ may need or elect to temporarily suspend the operations at our hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our closed hotels will resume at any level, or if RLJ will need to suspend operations at additional hotels.

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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the effectiveness of the distribution and efficacy of vaccines, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, as containment measures are lifted and, in some cases, reinstated. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, the Lessees will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and capacity to generate cash. Our performance and capacity to generate cash will be affected by our ability to implement our business strategy successfully, but also certain general economic, financial, competitive, regulatory and other factors beyond our control, including the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, or continue to delay planned capital expenditures. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are unable to refinance any of our debt or obtain additional financing on reasonable terms or at all, we may not be able to satisfy our debt obligations.

We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.

Our hotels are located in metropolitan and resort areas which may be susceptible to adverse market conditions, including industry downturns, relocation of businesses, localized COVID-19 infection rates and governmental actions to address the pandemic, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

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

The management and franchise agreements may contain restrictive covenants that limit or restrict our ability to sell or refinance a hotel without the consent of the management company or franchisor. Some of the franchise agreements our hotel properties are subject to provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the management company engaged to manage the hotel. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee is not a competitor of the management company or franchisor and the transferee assumes the related management and/or franchise agreements. If the management company or franchisor does not consent to the sale or financing of our hotels, we may still sell the hotels, but there could be adverse consequences.

Substantially all of our hotel properties operate under either Hilton, Wyndham or Marriott brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

26 of the 28 hotel properties that we owned as of December 31, 2020 utilize brands owned by Hilton, Wyndham or Marriott. As a result, our success is dependent in part on the continued success of Hilton, Wyndham or Marriott and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Hilton and/or Wyndham and/or Marriott is reduced or compromised, the goodwill associated with the Hilton-, Wyndham- or Marriott-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Hilton, Wyndham or Marriott were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Hilton and/or Wyndham and/or Marriott could, under certain circumstances, terminate the current franchise licenses that our hotel properties are subject to or decline to provide franchise licenses for our hotel properties in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online services that market homes and condominiums as an alternative to hotel rooms. Our competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in our competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2020, we had approximately $790.9 million of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2020, we had approximately $790.9 million of outstanding debt, of which approximately $181.0 million bears interest at variable rates. In addition, we may incur substantial additional debt, including secured debt, in the future. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows.

Because we anticipate that our operating cash flow will be adequate to repay only a portion of our debt at maturity, we expect that we will be required to repay debt through debt refinancings and/or offerings of our securities. The amount of our outstanding debt may adversely affect our ability to refinance our debt.

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

Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risk that:
•our cash flows from operations may be insufficient to make required payments of principal and interest;
•we may be at a competitive disadvantage compared to our competitors that have less debt;
•we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult market, industry, or economic conditions;
•the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and
•the use of leverage could adversely affect our ability to borrow more money for operations and capital improvements.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would phase out LIBOR by the end of 2021. Consequently, at this time, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become acceptable alternatives to LIBOR. The transition from LIBOR could create considerable costs and additional risk, which could materially and adversely impact our financial condition or results of operations.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and liquidity and disputes between us and our joint venture partners.

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into additional joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:
•we may not have exclusive control over the hotel property or the joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;
•joint venture agreements often restrict the transfer of a partner's interest or may otherwise restrict our ability to sell the interest when we desire, or on advantageous terms;
•joint venture agreements may contain provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner's interest or selling its interest to that partner;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which would mean that we and any other remaining partners generally would remain liable for the joint venture's liabilities; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect RLJ's ability to qualify as a REIT, even though we do not control the joint venture.
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

As of December 31, 2020, six of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a leasehold or similar interest in those eight hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

We, and the hotel managers and franchisors, rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes. These information technology networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. Although we believe we and the hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, or climate change will not have a material adverse effect on our hotel properties, operations or business.

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

Our hotel properties are subject to various U.S. federal, state and local environmental, health and safety laws and regulations that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties.

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

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations and cash available for distribution because:
•FelCor would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes; and
•The deemed sale of assets by FelCor in the REIT Merger would be subject to U.S. federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2020:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Massachusetts
	Embassy Suites Birmingham	242		Wyndham Boston Beacon Hill	304
Arizona			Minnesota
	Embassy Suites Phoenix - Biltmore	232		Embassy Suites Minneapolis - Airport	310
California			New Jersey
	Embassy Suites Los Angeles - International Airport South	349		Embassy Suites Secaucus - Meadowlands (2)	261
	Embassy Suites Mandalay Beach - Hotel & Resort	250	New York
	Embassy Suites Milpitas Silicon Valley	267		The Knickerbocker New York (3)	330
	Embassy Suites San Francisco Airport - South San Francisco	316	Pennsylvania
	Embassy Suites San Francisco Airport - Waterfront	340		Wyndham Philadelphia Historic District	364
	San Francisco Marriott Union Square	401		Wyndham Pittsburgh University Center	251
	Wyndham San Diego Bayside	600	South Carolina
	Wyndham Santa Monica At The Pier	132		The Mills House Wyndham Grand Hotel	216
Florida			Texas
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		DoubleTree Suites by Hilton Austin	188
	Embassy Suites Deerfield Beach - Resort & Spa	244		Embassy Suites Dallas - Love Field	248
	Embassy Suites Fort Lauderdale 17th Street	361		Wyndham Houston - Medical Center Hotel & Suites	287
	Embassy Suites Miami - International Airport	318
	Embassy Suites Orlando - International Drive South/Convention Center	244
Georgia
	Embassy Suites Atlanta - Buckhead	316
Louisiana
	Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Wyndham New Orleans - French Quarter	374

(1)We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting.
(2)We own an indirect 50% ownership interest in the real estate at this hotel property, and we record the real estate interest using the equity method of accounting.
(3)We own a 95% controlling ownership interest in this hotel property.

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

As of December 31, 2020, our 28 hotel properties were managed by six different management companies as follows:

Management Company	Number of Hotel Properties
Aimbridge Hospitality	1
Hilton Management and affiliates	16
Highgate Hotels	1
InterContinental Hotels Group	1
Marriott International, Inc.	1
Wyndham	8
28

17 of our hotel properties receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott and InterContinental Hotels Group ("IHG").

The management agreements have initial terms that range from one to 20 years, and some provide for up to two automatic extension periods of five years each. Each management company receives a base management fee between 2.0% and 3.0% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee of 3.0% of hotel revenues.

The management companies are also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel net operating income after RLJ has received a priority return on its investment in the hotel.

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

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, RLJ entered into an agreement with Wyndham to terminate the net operating income guarantee, effective December 31, 2019, and received termination payments totaling $36.0 million from Wyndham, of which $35.0 million was received in 2019 and $1.0 million was received in 2020. In addition, RLJ entered into eight separate transitional franchise and management agreements effective January 1, 2020 through December 31, 2020. During the year ended December 31, 2020, RLJ exercised its option to extend these agreements through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. Effective January 1, 2020, RLJ began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense.

Franchise Agreements

As of December 31, 2020, 10 of our hotels operated under franchise agreements with Wyndham and Embassy Suites. This excludes the 17 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Marriott and IHG. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

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

Franchise agreements allow the hotel properties to operate under the respective brands. The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which the Lessees, as the franchisees, must follow. The franchise agreements require the Lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessees, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from one to 15 years. Each of our franchise agreements require that we pay a royalty fee between 3.0% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 3.0% and 4.0% of room revenue.

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

As a result of the ongoing COVID-19 pandemic, we granted base rent abatement concessions to all of the Lessees in each of the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees have received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted.

We distributed our equity interests in FelCor TRS to RLJ LP immediately after consummation of the Mergers. As a result of the distribution of our equity interests in FelCor TRS, the Lessees' lease payments pursuant to the TRS Leases are no longer eliminated in consolidation. We recognize lease revenue from the Lessees under the TRS Leases.

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

Ground Leases

As of December 31, 2020, six of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures did not exercise its right to extend the term of the ground lease. Accordingly, the ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time. Additional information on the ground leases can be found in Note 9 to our accompanying consolidated financial statements.

Item 3.    Legal Proceedings

The nature of the operations of our hotels exposes our hotel properties, us, and RLJ to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

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

Intentionally omitted.

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

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning subsidiaries (the “Lessors”) lease our hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. In addition, the Lessees negotiated for and were granted base rent abatements for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.

The effects of the COVID-19 pandemic have significantly and negatively impacted our revenue during the year ended December 31, 2020. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. Combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, we are led to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

We previously announced RLJ's suspension of operations at 13 of our hotel properties. The decision to suspend operations was made in response to the elimination of lodging demand resulting from the COVID-19 pandemic and the related government and health official mandates in many markets. As government mandated stay-in-place restrictions were lifted, RLJ, for itself and on our behalf, developed a framework to open hotels in a socially and financially responsible way. RLJ had reopened 10 of the 13 suspended hotel properties as of December 31, 2020, and subsequent to the end of the year has reopened one additional hotel property. RLJ continues to evaluate reopening the remaining two suspended hotel properties based on market conditions. In the markets where stay-in-place restrictions are reinstated, RLJ would consider temporarily re-suspending hotel operations where demand is inadequate.

During the year ended December 31, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position, including the following:

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that were substantially underway and nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties.

•Return On Investment ("ROI") Project Suspensions:  We reviewed all 2020 ROI initiatives and suspended most of these projects.

For more information, see "Part I - Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Our Customers

Our hotel property-owning subsidiaries (the "Lessors") receive rental income from the property-operating subsidiaries (the "Lessees") under lease agreements. The lease agreements contain a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

Substantially all of our hotel properties consist of premium-branded, compact full-service hotels. As a result of this property profile, the majority of our hotel properties' customers are transient in nature. Transient business typically represents individual business or leisure travelers. As a result, the effects of COVID-19 and other factors impacting both business travel and leisure travel have an effect on our business. Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer.

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

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that was prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotel properties in our portfolio to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

•ADR — ADR represents the total hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base at a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.
•Occupancy — Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotel properties' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine the achievable ADR levels.
•RevPAR — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues, such as food and beverage revenue or other revenue. We use RevPAR to identify trend information with respect to room revenues from comparable hotel properties and to evaluate hotel performance on a regional basis.

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

Principal Factors Affecting Our Results of Operations

The principal factors affecting our operating results include the overall demand for lodging compared to the supply of available hotel rooms and other lodging options, and the ability of the Lessees' third-party management companies to increase or maintain revenues.
•Demand — The demand for lodging, especially business travel, generally fluctuates with the overall economy. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
•Supply — The development of new hotels is driven largely by construction costs, the availability of financing, the expected performance of existing hotels and other lodging options.
We expect that the ADR, Occupancy and RevPAR performance of our hotels will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, the ADR, Occupancy and RevPAR performance of our hotels are dependent on the continued success of the Hilton, Wyndham and Marriott hotel brands.
•Revenues — Substantially all of our revenues are derived from the Lessees' operation of hotels. Specifically, our revenues are comprised of related party lease revenue. The lease revenue earned under the TRS Leases is the greater of a base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue, and other revenue at the hotel properties.

Results of Operations

At both December 31, 2020 and 2019, we owned 28 hotel properties.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2020 and 2019. For the comparison between the years ended December 31, 2020 and 2019, the non-comparable properties include two hotels that were sold between January 1, 2019 and December 31, 2020.

For similar operating and financial data and discussion of our results for the year ended December 31, 2019 compared to our results for the year ended December 31, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 and is incorporated herein by reference.
COVID-19

We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of the hotel properties have temporarily suspended all operations and, while other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the year ended December 31, 2020 will not be comparable to the same period in 2019.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

	For the year ended December 31,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$23,868	$196,695	$(172,827)	(87.9)%
Total revenues	23,868	196,695	(172,827)	(87.9)%
Expenses
Operating expenses
Depreciation and amortization	75,174	72,389	2,785	3.8%
Property tax, insurance and other	38,597	40,965	(2,368)	(5.8)%
General and administrative	(809)	1,289	(2,098)	—%
Transaction costs	(247)	241	(488)	—%
Total operating expenses	112,715	114,884	(2,169)	(1.9)%
Other income	1	59	(58)	(98.3)%
Interest income	143	347	(204)	(58.8)%
Interest expense	(31,225)	(31,930)	705	(2.2)%
Related party interest expense	(3,085)	(4,529)	1,444	(31.9)%
Loss on sale of hotel properties, net	(48)	(21,451)	21,403	(99.8)%
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(123,061)	24,307	(147,368)	—%
Equity in (loss) income from unconsolidated joint ventures	(8,473)	816	(9,289)	—%
Net (loss) income and comprehensive (loss) income	(131,534)	25,123	(156,657)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	349	(248)	597	—%
Noncontrolling interest in FelCor LP	1,311	(235)	1,546	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(129,874)	$23,301	$(153,175)	—%

Revenues

Related Party Lease Revenue

Related party lease revenue for the year ended December 31, 2020 decreased $172.8 million, or 87.9%, to $23.9 million from $196.7 million for the year ended December 31, 2019. The decrease was the result of a $6.2 million decrease in related party lease revenue attributable to the non-comparable properties and a $166.6 million decrease in related party lease revenue attributable to the comparable properties. The decrease in related party lease revenue from the comparable properties was partially attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020, which accounted for the remainder of the decrease.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2020 increased $2.8 million, or 3.8%, to $75.2 million from $72.4 million for the year ended December 31, 2019. The increase was the result of a $5.4 million increase in depreciation and amortization expense attributable to the comparable properties primarily due to capital expenditures made during and since the year ended December 31, 2019. This increase was partially offset by a $2.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the year ended December 31, 2020 decreased $2.4 million, or 5.8%, to $38.6 million from $41.0 million for the year ended December 31, 2019. The decrease was attributable to a $0.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $1.6 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in ground lease expense as a result of lower percentage rents incurred due to the COVID-19 pandemic, which was partially offset by an increase in property insurance premiums.

General and Administrative

General and administrative expense for the year ended December 31, 2020 decreased $2.1 million from $1.3 million for the year ended December 31, 2019. The decrease in general and administrative expense was primarily attributable to the reversal of an accrued liability related to the settlement of a dispute with the National Retirement Fund of $1.8 million and a net decrease in other general and administrative expenses resulting from our response to COVID-19.

Interest Expense

Interest expense for the year ended December 31, 2020 decreased $0.7 million, or 2.2%, to $31.2 million from $31.9 million for the year ended December 31, 2019. The decrease in interest expense was due to debt balance reductions during the year ended December 31, 2020 as a result of scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in the London Interbank Offered Rate ("LIBOR"). These decreases were partially offset by an increase in interest expense resulting from a higher average debt balance during the year ended December 31, 2020 due to the addition of a $96.0 million mortgage loan in April 2019.

Related Party Interest Expense

Related party interest expense for the year ended December 31, 2020 decreased $1.4 million, or 31.9%, to $3.1 million from $4.5 million for the year ended December 31, 2019. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Loss on Sale of Hotel Properties, net

During the year ended December 31, 2019, we sold two hotel properties in one transaction for a total sale price of approximately $147.4 million. In connection with this transaction, we recorded a net loss on sale of $21.5 million. We sold no hotel properties during the year ended December 31, 2020.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures for the year ended December 31, 2020 decreased $9.3 million to a loss of $8.5 million from income of $0.8 million for the year ended December 31, 2019. The decrease was primarily attributable to the impact of the COVID-19 pandemic and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the year ended December 31, 2020. The impairment loss was related to the write down of our investment in this joint venture due to the joint venture's determination that the property ground lease will terminate on October 31, 2021. The property will revert to the ground lessor at that time.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•operating lease obligations that mainly consist of ground lease agreements for six of our hotel properties;
•operating shortfalls for our hotel property-owning Lessors which have leased hotel properties to property-operating Lessees where operations have been suspended or whose hotels have low occupancy;

•interest expense and scheduled principal payments on outstanding indebtedness; and

•corporate and other general and administrative expenses.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, proceeds from the sale of hotel properties, proceeds from financings, and proceeds from member (partner) contributions.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. In addition, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and spread of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

During the year ended December 31, 2020, we received a contribution of $50.0 million from RLJ LP to ensure that we can service our debt and maintain our operations. In addition, we have taken further actions to improve our liquidity position, including capital expenditure reductions and suspending ROI initiatives.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of December 31, 2020, we had $65.6 million of cash, cash equivalents and restricted cash reserves as compared to $23.7 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $3.0 million and the net cash flow provided by operating activities totaled $85.0 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the net cash flow used in operating activities generally consisted of cash paid for corporate expenses and other working capital changes, partially offset by the net cash received from the hotel property lease agreements between the Lessors and the Lessees, which was negatively impacted as a result of the Lessees operating in the current low demand environment due to the impact of the COVID-19 pandemic. For the year ended December 31, 2019, the net cash flow provided by operating activities generally consisted of cash received from the hotel property lease agreements between the Lessors and the Lessees, partially offset by cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $34.7 million for the year ended December 31, 2020 primarily due to $31.9 million in capital improvements and additions to our hotel properties and a $2.7 million advance that our consolidated joint venture provided to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations.

The net cash flow provided by investing activities totaled $81.8 million for the year ended December 31, 2019 primarily due to $144.4 million of net cash proceeds from the sale of two hotel properties. The net cash flow provided by investing activities was partially offset by $62.0 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $79.7 million for the year ended December 31, 2020 primarily due to $160.3 million in contributions from members (partners). The net cash flow provided by financing activities was partially offset by $77.9 million in distributions to members (partners) and $2.7 million in scheduled mortgage loans principal payments.

The net cash flow used in financing activities totaled $167.7 million for the year ended December 31, 2019 primarily due to $404.7 million in distributions to members (partners), a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $2.7 million in repayments of borrowings and $1.0 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $188.3 million in contributions from members (partners), $96.0 million in new mortgage borrowings and $2.3 million in contributions from consolidated joint venture partners.

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2020, approximately $2.8 million was held in FF&E reserve accounts for future capital expenditures.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider our accounting policies over investment in hotel properties and leases to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies. We have set forth below the accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

Impairment

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

Purchase Price Allocation

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We estimate the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

FelCor LP's Summarized Condensed Consolidating Financial Information

FelCor LP is the issuer of the Senior Notes. Certain of FelCor LP's 100%-owned subsidiaries (FCH/PSH, L.P.; FelCor/CMB Buckhead Hotel, L.L.C.; FelCor/CMB Marlborough Hotel, L.L.C.; FelCor/CMB Orsouth Holdings, L.P.; FelCor/CMB SSF Holdings, L.P.; FelCor/CSS Holdings, L.P.; FelCor Dallas Love Field Owner, L.L.C.; FelCor Milpitas Owner, L.L.C.; FelCor TRS Borrower 4, L.L.C.; FelCor Hotel Asset Company, L.L.C.; FelCor St. Pete (SPE), L.L.C.; FelCor Esmeralda (SPE), L.L.C.; FelCor S-4 Hotels (SPE), L.L.C.; Madison 237 Hotel, L.L.C.; Myrtle Beach Owner, L.L.C.; and Royalton 44 Hotel, L.L.C., collectively the “Subsidiary Guarantors”), together with Rangers, guarantee, fully and unconditionally (except where subject to customary release provisions as described below), and jointly and severally, the Senior Notes.
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

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for FelCor LP and the Subsidiary Guarantors. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had FelCor LP and the Subsidiary Guarantors operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of December 31, 2020 and aggregate summarized statement of operations and comprehensive loss information for the year ended December 31, 2020 is as follows (in thousands):

December 31, 2020
Investment in hotel properties, net	$563,231
Note receivable from non-guarantor subsidiary	32,709
Interest receivable from non-guarantor subsidiary	2,272
Deferred rent asset - related party	420
Other assets	128,049
Total assets	$726,681

Debt, net	$520,538
Related party rent payable	2,473
Deferred rent liability - related party	47
Other liabilities	48,896
Total liabilities	$571,954

For the year ended December 31, 2020
Related party lease revenue	$9,076
Total operating expenses	(45,351)
Interest income	63
Interest income on note receivable from non-guarantor subsidiary	801
Interest expense	(24,392)
Loss on sale of hotel properties, net	(16)
Loss before equity in loss from unconsolidated joint ventures	(59,819)
Equity in loss from unconsolidated joint ventures	(8,473)
Net loss and comprehensive loss attributable to FelCor LP	$(68,292)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2020, we had approximately $96.0 million of total variable rate debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 1.74% per annum. As of December 31, 2020, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of December 31, 2020, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.0% of total indebtedness) with a weighted-average interest rate of 3.14% per annum. As of December 31, 2020, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Total
Fixed rate debt (1)	$2,603	$110,997	$—	$—	$474,888	$588,488
Weighted-average interest rate	4.95%	4.95%	—%	—%	6.00%	5.80%
Variable rate debt (2)	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	1.74%	—%	1.74%
Variable rate debt - related party debt	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	3.14%	—%	—%	3.14%
Total	$2,603	$110,997	$85,000	$96,000	$474,888	$769,488

(1)Excludes a total of $22.0 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.
(2)Excludes $0.6 million of net deferred financing costs on the mortgage loan.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of December 31, 2020, the estimated fair value of our fixed rate debt was $597.8 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.0 million.

Item 8.    Financial Statements and Supplementary Data
Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.            Controls and Procedures

Rangers

Evaluation of Disclosure Controls and Procedures

Rangers' management has evaluated, under the supervision and with the participation of the Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of Rangers, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers' Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, Rangers' disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers' management, including Rangers' Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Rangers' management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers' management has concluded that, as of December 31, 2020, its internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

The management of Rangers GP, the sole general partner of FelCor LP, has evaluated, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of FelCor LP, as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, FelCor LP's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to Rangers GP's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The management of Rangers GP, the sole general partner of FelCor LP, assessed the effectiveness of FelCor LP's internal control over financial reporting as of December 31, 2020. In making this assessment, Rangers GP's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, Rangers GP's management has concluded that, as of December 31, 2020, FelCor LP's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                     Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Not applicable.

Executive Officers

The following table sets forth certain information concerning the executive officers of Rangers and Rangers GP, the sole general partner of FelCor LP:

Name	Age (1)	Title
Leslie D. Hale	48	President and Chief Executive Officer
Sean M. Mahoney	49	Executive Vice President and Chief Financial Officer
(1)    Age as of February 26, 2021.

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

Code of Ethics

We do not have our own code of ethics, as we are wholly-owned subsidiaries of RLJ LP. Instead, our executive officers and employees adhere to RLJ’s Code of Business Conduct and Ethics. For more information on RLJ’s Code of Business Conduct and Ethics, please refer to RLJ’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders.

Corporate Governance

Not applicable.

Item 11.    Executive Compensation

Our executive officers are not compensated for their roles at Rangers and Rangers GP. RLJ provides compensation to our executive officers for their roles at RLJ and such compensation is governed by the policies and principals of the RLJ compensation program established by the Compensation Committee of the RLJ Board of Trustees. For more information on RLJ’s executive compensation, please refer to RLJ’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Our hotel properties are leased by the Lessors to the Lessees. Therefore, the TRS Leases are between related parties. For the years ended December 31, 2020, 2019 and 2018, the revenue earned under the TRS Leases was $23.9 million, $196.7 million and $217.6 million, respectively. This revenue is based on a specific base rent amount or a percentage rent amount, which is calculated based on a percentage of room revenue, food and beverage revenue and other revenue at the hotel properties. As a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million for the year ended December 31, 2020.

In November 2018, the Company's consolidated joint venture entered into an $85.0 million related party loan with RLJ LP, which is included in related party debt in the accompanying consolidated balance sheets. The related party mortgage loan has an interest rate of LIBOR + 3.00% and a maturity date of November 9, 2023. The related party loan requires payments of interest only through maturity. The hotel property owned by the Company's consolidated joint venture is encumbered by the related party loan. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.1 million, $4.5 million and $0.7 million of interest expense, respectively, related to its related party loan with RLJ LP.

During the year ended December 31, 2020, the Company's consolidated joint venture provided a $2.7 million advance to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations. This advance is included in advance to Lessee - related party in the accompanying consolidated balance sheet.

Director Independence

Not applicable.

Item 14.    Principal Accountant Fees and Services

Our consolidated financial statements for the years ended December 31, 2020 and 2019 have been audited by PricewaterhouseCoopers LLP, which served as our independent registered public accounting firm for these years.  The fees billed by PricewaterhouseCoopers LLP for the services performed for the years ended December 31, 2020 and 2019 are included as part of the fees billed by PricewaterhouseCoopers LLP for the audit of RLJ’s consolidated financial statements for the years ended December 31, 2020 and 2019, which are included in RLJ’s definitive Proxy Statements for its 2021 and 2020 Annual Meetings of Shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-29 through F-31:
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
4.1
Indenture with respect to FelCor Lodging Limited Partnership's 6.000% Senior Notes due 2025, dated as of May 21, 2015, by and among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to FelCor LP's Current Report on Form 8-K filed on May 22, 2015)

4.2
First Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 6.000% Senior Notes due 2025, dated as of August 9, 2017, by and among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to FelCor LP’s Current Report on Form 8-K filed on August 10, 2017)

4.3
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 6.000% Senior Notes due 2025, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Rangers' and FelCor LP’s Current Report on Form 8-K filed on September 7, 2017)

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

RANGERS SUB I, LLC

Dated: February 26, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: February 26, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: February 26, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: February 26, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Item 8.         Financial Statements

Report of Independent Registered Public Accounting Firm

To the Member of Rangers Sub I, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rangers Sub I, LLC and its subsidiaries (the “Company”), a subsidiary of RLJ Lodging Trust, as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Investments in Hotel Properties

As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of December 31, 2020, investments in hotel properties totaled $1.9 billion and for the year ended December 31, 2020 there were no impairment losses. Hotel property recoverability is measured by comparing the carrying amount to management’s projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) the significant judgment used by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable; and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s assessment of current market conditions and management’s intent with respect to holding or disposing of the hotel properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of investments in hotel properties, including controls over the identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable. These procedures also included, among others, testing management’s process for identifying investments in hotel properties to be evaluated for impairment. Testing management’s process included evaluating management’s assessment of current market conditions, evaluating management’s intent with respect to holding or disposing of the hotel properties and considering whether the assessment of current market conditions was consistent with external industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2021

We have served as the Company's auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Partners of FelCor Lodging Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FelCor Lodging Limited Partnership and its subsidiaries (the “Company”), a subsidiary of RLJ Lodging Trust, as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, of partners' capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Investments in Hotel Properties

As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of December 31, 2020, investments in hotel properties totaled $1.9 billion and for the year ended December 31, 2020 there were no impairment losses. Hotel property recoverability is measured by comparing the carrying amount to management’s projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) the significant judgment used by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable; and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s assessment of current market conditions and management’s intent with respect to holding or disposing of the hotel properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of investments in hotel properties, including controls over the identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable. These procedures also included, among others, testing management’s process for identifying investments in hotel properties to be evaluated for impairment. Testing management’s process included evaluating management’s assessment of current market conditions, evaluating management’s intent with respect to holding or disposing of the hotel properties and considering whether the assessment of current market conditions was consistent with external industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2021

We have served as the Company's auditor since 2011.

Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2020	2019
Assets
Investment in hotel properties, net	$1,901,644	$1,946,826
Investment in unconsolidated joint ventures	6,798	15,171
Cash and cash equivalents	61,766	19,572
Restricted cash reserves	3,882	4,147
Related party rent receivable	—	49,181
Advance to Lessee - related party	2,709	—
Lease right-of-use assets	76,256	80,635
Prepaid expense and other assets	8,609	7,543
Total assets	$2,061,664	$2,123,075
Liabilities and Equity
Debt, net	$705,863	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	29,609	32,676
Lease liabilities	46,575	48,200
Related party rent payable	493	—
Accrued interest	2,374	2,463
Related party accrued interest	127	190
Total liabilities	870,041	882,256

Commitments and Contingencies (Note 9)

Equity
Member's equity:
Member's equity	1,201,428	1,119,913
(Accumulated deficit) Retained earnings	(29,878)	99,996
Total member's equity	1,171,550	1,219,909
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,239	8,588
Noncontrolling interest in FelCor LP	11,834	12,322
Total noncontrolling interest	20,073	20,910
Total equity	1,191,623	1,240,819
Total liabilities and equity	$2,061,664	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)

	For the year ended December 31,
	2020	2019	2018
Revenues
Operating revenues
Related party lease revenue	$23,868	$196,695	$217,597
Total revenues	23,868	196,695	217,597
Expenses
Operating expenses
Depreciation and amortization	75,174	72,389	78,491
Property tax, insurance and other	38,597	40,965	53,754
General and administrative	(809)	1,289	1,056
Transaction costs	(247)	241	2,186
Total operating expenses	112,715	114,884	135,487
Other income	1	59	113
Interest income	143	347	311
Interest expense	(31,225)	(31,930)	(37,930)
Related party interest expense	(3,085)	(4,529)	(708)
(Loss) gain on sale of hotel properties, net	(48)	(21,451)	18,423
Gain on extinguishment of indebtedness, net	—	—	11,266
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(123,061)	24,307	73,585
Equity in (loss) income from unconsolidated joint ventures	(8,473)	816	1,395
Net (loss) income and comprehensive (loss) income	(131,534)	25,123	74,980
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	349	(248)	(159)
Noncontrolling interest in FelCor LP	1,311	(235)	(733)
Preferred distributions - consolidated joint venture	—	(186)	(1,483)
Redemption of preferred equity - consolidated joint venture	—	(1,153)	—
Net (loss) income and comprehensive (loss) income attributable to Rangers	$(129,874)	$23,301	$72,605

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings (Accumulated Deficit)	FelCor LP	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	$1,302,739	$4,090	$13,200	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	72,605	733	159	1,483	74,980
Contributions	724,997	—	7,322	—	—	732,319
Distributions	(693,582)	—	(7,005)	—	—	(700,587)
Preferred distributions - consolidated joint venture	—	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	1,334,154	76,695	14,250	6,059	44,430	1,475,588
Net income and comprehensive income	—	23,301	235	248	1,339	25,123
Contributions	186,435	—	1,883	—	—	188,318
Distributions	(400,676)	—	(4,046)	—	—	(404,722)
Preferred distributions - consolidated joint venture	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	—	2,281	—	2,281
Balance at December 31, 2019	1,119,913	99,996	12,322	8,588	—	1,240,819
Net loss and comprehensive loss	—	(129,874)	(1,311)	(349)	—	(131,534)
Contributions	158,652	—	1,603	—	—	160,255
Distributions	(77,137)	—	(780)	—	—	(77,917)
Balance at December 31, 2020	$1,201,428	$(29,878)	$11,834	$8,239	$—	$1,191,623

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(131,534)	$25,123	$74,980
Adjustments to reconcile net (loss) income to cash flow (used in) provided by operating activities:
Loss (gain) on sale of hotel properties, net	48	21,451	(18,423)
Depreciation and amortization	75,174	72,389	78,491
Amortization of deferred financing costs	198	148	241
Other amortization	(2,754)	(2,604)	(3,649)
Equity in loss (income) from unconsolidated joint ventures	8,473	(816)	(1,395)
Distributions of income from unconsolidated joint ventures	—	1,964	2,591
Gain on extinguishment of indebtedness, net	—	—	(11,266)
Changes in assets and liabilities:
Related party rent receivable	49,181	(32,680)	63,588
Prepaid expense and other assets	(1,624)	(1,348)	4,142
Related party prepaid interest	—	180	(180)
Related party rent payable	493	—	—
Accounts payable and other liabilities	(486)	1,017	(6,052)
Accrued interest	(89)	—	(9,823)
Related party accrued interest	(63)	190	—
Net cash flow (used in) provided by operating activities	(2,983)	85,014	173,245
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(48)	144,447	445,287
Improvements and additions to hotel properties	(31,888)	(62,015)	(74,384)
Advance to Lessee - related party	(2,709)	—	—
Contributions to unconsolidated joint ventures	(100)	(603)	—
Net cash flow (used in) provided by investing activities	(34,745)	81,829	370,903
Cash flows from financing activities
Proceeds from borrowings	—	96,000	—
Proceeds from borrowings - related party	—	—	85,000
Repayments of borrowings	(2,681)	(2,678)	(654,656)
Contributions from members	160,255	188,318	732,319
Distributions to members	(77,917)	(404,722)	(698,787)
Payments of deferred financing costs	—	(990)	(10)
Contributions from consolidated joint venture partners	—	2,281	—
Preferred distributions - consolidated joint venture	—	(312)	(1,483)
Redemption of preferred equity - consolidated joint venture	—	(45,583)	—
Net cash flow provided by (used in) financing activities	79,657	(167,686)	(537,617)
Net change in cash, cash equivalents, and restricted cash reserves	41,929	(843)	6,531
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of year	$65,648	$23,719	$24,562

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2020	2019
Assets
Investment in hotel properties, net	$1,901,644	$1,946,826
Investment in unconsolidated joint ventures	6,798	15,171
Cash and cash equivalents	61,766	19,572
Restricted cash reserves	3,882	4,147
Related party receivable	—	49,181
Advance to Lessee - related party	2,709	—
Lease right-of-use assets	76,256	80,635
Prepaid expense and other assets	8,609	7,543
Total assets	$2,061,664	$2,123,075
Liabilities and Partners' Capital
Debt, net	$705,863	$713,727
Related party debt	85,000	85,000
Accounts payable and other liabilities	29,609	32,676
Lease liabilities	46,575	48,200
Related party rent payable	493	—
Accrued interest	2,374	2,463
Related party accrued interest	127	190
Total liabilities	870,041	882,256

Commitments and Contingencies (Note 9)

Partners' Capital
Partners’ capital:
Partners' capital	1,213,564	1,131,226
(Accumulated deficit) Retained earnings	(30,180)	101,005
Total partners’ capital, excluding noncontrolling interest	1,183,384	1,232,231
Noncontrolling interest in consolidated joint ventures	8,239	8,588
Total partners' capital	1,191,623	1,240,819
Total liabilities and partners' capital	$2,061,664	$2,123,075

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands)

	For the year ended December 31,
	2020	2019	2018
Revenues
Operating revenues
Related party lease revenue	$23,868	$196,695	$217,597
Total revenues	23,868	196,695	217,597
Expenses
Operating expenses
Depreciation and amortization	75,174	72,389	78,491
Property tax, insurance and other	38,597	40,965	53,754
General and administrative	(809)	1,289	1,056
Transaction costs	(247)	241	2,186
Total operating expenses	112,715	114,884	135,487
Other income	1	59	113
Interest income	143	347	311
Interest expense	(31,225)	(31,930)	(37,930)
Related party interest expense	(3,085)	(4,529)	(708)
(Loss) gain on sale of hotel properties, net	(48)	(21,451)	18,423
Gain on extinguishment of indebtedness, net	—	—	11,266
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(123,061)	24,307	73,585
Equity in (loss) income from unconsolidated joint ventures	(8,473)	816	1,395
Net (loss) income and comprehensive (loss) income	(131,534)	25,123	74,980
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	349	(248)	(159)
Preferred distributions - consolidated joint venture	—	(186)	(1,483)
Redemption of preferred capital - consolidated joint venture	—	(1,153)	—
Net (loss) income and comprehensive (loss) income attributable to FelCor LP	$(131,185)	$23,536	$73,338

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)

	Partners’ Capital		Noncontrolling Interest
	Capital	Retained Earnings (Accumulated Deficit)	Consolidated Joint Ventures	Preferred Capital in a Consolidated Joint Venture	Total Partners' Capital
Balance at December 31, 2017	$1,315,898	$4,131	$5,900	$44,430	$1,370,359
Net income and comprehensive income	—	73,338	159	1,483	74,980
Contributions	732,319	—	—	—	732,319
Distributions	(700,587)	—	—	—	(700,587)
Preferred distributions - consolidated joint venture	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	1,347,630	77,469	6,059	44,430	1,475,588
Net income and comprehensive income	—	23,536	248	1,339	25,123
Contributions	188,318	—	—	—	188,318
Distributions	(404,722)	—	—	—	(404,722)
Preferred distributions - consolidated joint venture	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(45,583)	(45,583)
Contributions from consolidated joint venture partners	—	—	2,281	—	2,281
Balance at December 31, 2019	1,131,226	101,005	8,588	—	1,240,819
Net loss and comprehensive loss	—	(131,185)	(349)	—	(131,534)
Contributions	160,255	—	—	—	160,255
Distributions	(77,917)	—	—	—	(77,917)
Balance at December 31, 2020	$1,213,564	$(30,180)	$8,239	$—	$1,191,623

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(131,534)	$25,123	$74,980
Adjustments to reconcile net (loss) income to cash flow (used in) provided by operating activities:
Loss (gain) on sale of hotel properties, net	48	21,451	(18,423)
Depreciation and amortization	75,174	72,389	78,491
Amortization of deferred financing costs	198	148	241
Other amortization	(2,754)	(2,604)	(3,649)
Equity in loss (income) from unconsolidated joint ventures	8,473	(816)	(1,395)
Distributions of income from unconsolidated joint ventures	—	1,964	2,591
Gain on extinguishment of indebtedness, net	—	—	(11,266)
Changes in assets and liabilities:
Related party rent receivable	49,181	(32,680)	63,588
Prepaid expense and other assets	(1,624)	(1,348)	4,142
Related party prepaid interest	—	180	(180)
Related party rent payable	493	—	—
Accounts payable and other liabilities	(486)	1,017	(6,052)
Accrued interest	(89)	—	(9,823)
Related party accrued interest	(63)	190	—
Net cash flow (used in) provided by operating activities	(2,983)	85,014	173,245
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(48)	144,447	445,287
Improvements and additions to hotel properties	(31,888)	(62,015)	(74,384)
Advance to Lessee - related party	(2,709)	—	—
Contributions to unconsolidated joint ventures	(100)	(603)	—
Net cash flow (used in) provided by investing activities	(34,745)	81,829	370,903
Cash flows from financing activities
Proceeds from borrowings	—	96,000	—
Proceeds from borrowings - related party	—	—	85,000
Repayments of borrowings	(2,681)	(2,678)	(654,656)
Contributions from partners	160,255	188,318	732,319
Distributions to partners	(77,917)	(404,722)	(698,787)
Payments of deferred financing costs	—	(990)	(10)
Contributions from consolidated joint venture partners	—	2,281	—
Preferred distributions - consolidated joint venture	—	(312)	(1,483)
Redemption of preferred capital - consolidated joint venture	—	(45,583)	—
Net cash flow provided by (used in) financing activities	79,657	(167,686)	(537,617)
Net change in cash, cash equivalents, and restricted cash reserves	41,929	(843)	6,531
Cash, cash equivalents, and restricted cash reserves, beginning of year	23,719	24,562	18,031
Cash, cash equivalents, and restricted cash reserves, end of year	$65,648	$23,719	$24,562

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

As of December 31, 2020, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. Since the extent to which the COVID-19 pandemic will continue to impact our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

The Company had previously announced RLJ's suspension of operations at 13 of the Company's hotel properties. As government mandated stay-in-place restrictions were lifted, RLJ, for itself and on behalf of the Company, developed a framework to open the suspended hotels. RLJ had reopened 10 of the Company's hotel properties as of December 31, 2020, and subsequent to the end of the year has reopened one additional hotel property. RLJ continues to evaluate reopening the remaining two suspended hotel properties based on market conditions. The remaining suspended hotel properties are located within the central business districts of New York City and San Francisco. In the markets where stay-in-place restrictions are reinstated, RLJ would consider temporarily re-suspending hotel operations where demand is inadequate.

As a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. The Company owes the Lessees $0.5 million for reimbursement of rent as of December 31, 2020, which is included in related party rent payable on the consolidated balance sheet.

During the year ended December 31, 2020, RLJ LP contributed $50.0 million to the Company to ensure that the Company can service its debt and maintain its operations. In addition, given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Measures the Company has taken include:

•Capital Investment Reduction:  The Company reduced its 2020 capital expenditure program by deferring all capital investments, other than completing projects that were substantially underway and nearing completion.

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

For the years ended December 31, 2020, 2019 and 2018, approximately $0.2 million, $0.1 million and $0.2 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income.

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

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition approach. This ASU provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The comparative historical periods will be presented in accordance with ASC 840, Leases.

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

As a result of the impact of the COVID-19 pandemic on the Lessees, the Company made the determination to abate base rent for the three months ended June 30, 2020; for the three months ended September 30, 2020; and for the three months ended December 31, 2020. The Lessees have received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. The Company owes the Lessees $0.5 million for reimbursement of rent as of December 31, 2020, which is included in related party rent payable on the consolidated balance sheet. The Company has elected to not evaluate whether these rent abatements are lease modifications. The Company has elected to not apply the lease modification guidance to the rent abatements, and, as such, the Company has recognized the rent abatements as negative variable lease revenue during the year ended December 31, 2020. The Company will continue to evaluate the impact of lease concessions and/or abatements and the appropriate accounting.

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

As of December 31, 2020 and 2019, Rangers owned 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP in the equity section of the consolidated balance sheets of Rangers. The portion of the income and losses associated with Rangers GP's partnership interest are included in the noncontrolling interest in FelCor LP in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2020 and 2019, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive (loss) income.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$501,448	$500,618
Buildings and improvements	1,481,983	1,461,525
Furniture, fixtures and equipment	143,546	135,400
	2,126,977	2,097,543
Accumulated depreciation	(225,333)	(150,717)
Investment in hotel properties, net	$1,901,644	$1,946,826

For the years ended December 31, 2020, 2019 and 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $74.6 million, $71.9 million and $77.9 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures did not exercise its right to extend the term of the ground lease. Accordingly, the ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time. As a result, the Company recorded an impairment loss of $6.5 million to write down the Company's investment in this joint venture. The impairment loss is included in equity in (loss) income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive (loss) income.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in (loss) income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2020 and 2019, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2020	December 31, 2019
Equity basis of the joint venture investments	$(6,687)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	13,485	19,407
Investment in unconsolidated joint ventures	$6,798	$15,171

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2020	2019	2018
Operating (loss) income	$(932)	$1,935	$2,514
Depreciation of cost in excess of book value	(995)	(1,119)	(1,119)
Impairment loss	(6,546)	—	—
Equity in (loss) income from unconsolidated joint ventures	$(8,473)	$816	$1,395

5.            Sale of Hotel Properties

The Company sold no hotel properties during the year ended December 31, 2020.

In connection with the sale of hotel properties for the years ended December 31, 2019 and 2018, the Company recorded a net loss of $21.5 million and a net gain of $18.4 million, respectively.

During the year ended December 31, 2019, the Company sold two hotel properties in one transaction for a total sale price of approximately $147.4 million.

The following table discloses the hotel properties that were sold during the year ended December 31, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	640

During the year ended December 31, 2018, the Company sold six hotel properties for a total sale price of approximately $516.5 million.

The following table discloses the hotel properties that were sold during the year ended December 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	October 15, 2018	585
		Total	2,054

6.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		December 31, 2020	December 31, 2019
Senior notes (1)(2)(3)	—	6.00%	June 2025		$495,759	$500,484
Mortgage loan (4)	3	4.95%	October 2022		86,775	89,299
Mortgage loan (5)	1	4.94%	October 2022		27,972	28,785
Mortgage loan (1)(6)	3	1.74%	April 2024	(7)	96,000	96,000
	7				706,506	714,568
Deferred financing costs, net					(643)	(841)
Debt, net					$705,863	$713,727

(1)Requires payments of interest only through maturity.
(2)The Senior Notes (as defined below) include $20.9 million and $25.6 million at December 31, 2020 and 2019, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(3)The Company has the option to redeem the Senior Notes at a price of 103.0% of face value.
(4)Includes $0.9 million and $1.4 million at December 31, 2020 and 2019, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(5)Includes $0.3 million and $0.4 million at December 31, 2020 and 2019, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(6)The hotels encumbered by the mortgage loan are cross-collateralized.
(7)The mortgage loan provides two one year extension options.

If an event of default under the indenture governing the 6.000% Senior Notes due 2025 (the "Senior Notes") exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under the Company's indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost.

In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. Failure to meet these incurrence covenant thresholds does not, in and of itself, constitute an event of default under the Senior Notes indenture. As of December 31, 2020, the Company was in compliance with all covenants except the interest coverage ratio, which, as a result, currently prohibits the Company from incurring additional debt until such ratio becomes compliant. As of December 31, 2019, the Company was in compliance with all financial covenants.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At December 31, 2020, two mortgage loans failed to meet the DSCR threshold and were in cash trap events. The Company was in compliance with all other maintenance covenants associated with the other mortgage loan at December 31, 2020 and 2019.

Interest Expense

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $31.2 million, $31.9 million and $37.9 million of interest expense, respectively.

Future Minimum Principal Payments

As of December 31, 2020, the future minimum principal payments were as follows (in thousands):

2021	$2,603
2022	110,997
2023	—
2024	96,000
2025	474,888
Total (1)	$684,488

(1)Excludes a total of $22.0 million related to fair value adjustments on debt.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.1 million, $4.5 million, and $0.7 million of interest expense, respectively, related to its related party loan with RLJ LP.

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

•Debt — The Senior Notes had an estimated fair value of approximately $484.2 million and $497.8 million at December 31, 2020 and 2019, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $204.7 million and $216.5 million at December 31, 2020 and 2019, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $688.9 million and $714.3 million at December 31, 2020 and 2019, respectively. The total carrying value of the Company's debt was $705.9 million and $713.7 million at December 31, 2020 and 2019, respectively.

•Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $84.0 million and $86.9 million at December 31, 2020 and 2019, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both December 31, 2020 and 2019.

9.       Commitments and Contingencies

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

As a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent for each of the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. The Lessees received a total abatement on base rent of $52.7 million during the year ended December 31, 2020. The Company has recognized the rent abatements as negative variable lease revenue during the year ended December 31, 2020. The Company owes the Lessees $0.5 million for reimbursement of rent as of December 31, 2020, which is included in related party rent payable on the consolidated balance sheet.

The lease revenue recognized during the years ended December 31, 2020 and 2019 consisted of the following:

	For the year ended December 31,
	2020	2019
Lease revenue relating to lease payments (1)	$19,257	$56,796
Lease revenue relating to percentage rent lease payments	4,611	139,899
Total related party lease revenue	$23,868	$196,695

(1) Reflects the impact of base rent abatement of $52.7 million for the year ended December 31, 2020.

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

December 31, 2020
2021	$69,532
2022	51,750
2023	—
2024	—
2025	—
Thereafter	—
Total	$121,282

Advance to Lessee - Related Party

During the year ended December 31, 2020, the Company's consolidated joint venture provided a $2.7 million advance to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations. This advance is included in advance to Lessee - related party in the accompanying consolidated balance sheet.

Lessees

As a lessee, as of December 31, 2020, six of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $7.2 million for the year ended December 31, 2020, which consisted of $6.6 million of fixed lease expense and $0.6 million of variable lease expense. The total ground lease expense was $10.2 million for the year ended December 31, 2019, which consisted of $6.6 million of fixed lease expense and $3.6 million of variable lease expense. The total ground lease expense was $16.6 million for the year ended December 31, 2018. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive (loss) income.

The Company's ground leases consisted of the following (in millions):

			Ground Lease Expense
			For the year ended December 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2020	2019	2018 (1)
Wyndham Boston Beacon Hill	2028	—	$0.4	$0.9	$0.9
Wyndham San Diego Bayside	2029	—	4.1	4.8	4.8
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	0.3	0.9	0.8
Wyndham Pittsburgh University Center	2038	2083	0.7	0.7	0.8
Embassy Suites San Francisco Airport Waterfront	2059	—	1.2	2.4	2.3
Wyndham New Orleans French Quarter	2065	—	0.5	0.5	0.5
			$7.2	$10.2	$10.1

(1) Excludes $6.5 million of ground lease expense related to hotel properties sold during the year ended December 31, 2018.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2020
2021	$4,909
2022	4,968
2023	4,990
2024	5,011
2025	5,033
Thereafter	108,974
Total future lease payments	133,885
Imputed interest	(87,310)
Lease liabilities	$46,575

The following table presents certain information related to the Company's operating leases as of December 31, 2020:

Weighted average remaining lease term	32 years
Weighted average discount rate	6.85%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2020 and 2019, approximately $3.9 million and $4.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Mergers, an affiliate of InterContinental Hotels Group PLC ("IHG"), which previously managed three of the Company’s hotels (two of which were sold in 2006, and one of which was converted into a Wyndham brand and operation in 2013), notified the Company that the National Retirement Fund ("NRF") in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. During the year ended December 31, 2020, the Company settled the dispute with IHG and NRF and released an accrued liability of $1.8 million, which is included as a benefit to general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

10.      Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of December 31, 2020, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers GP's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

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

The Company retains an ownership of one taxable REIT subsidiary related to one hotel property (the "TRS Sub") which is treated as a C-corporation for income tax purposes. The TRS Sub pays federal, state and local income taxes on its net taxable income, and any after-tax net income will be available for distribution to the Company but it is not required to be distributed.

The Company accounts for income taxes of the TRS Sub using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the net rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

The provision for income taxes of the TRS Sub is different from the amount of income tax (benefit) expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the year ended December 31,
	2020	2019	2018
Expected TRS Sub federal tax (benefit) expense at statutory rate	$(27,622)	$5,207	$15,746
Tax impact of REIT election	25,989	(4,049)	(14,805)
Expected TRS Sub tax (benefit) expense	(1,633)	1,158	941
Change in valuation allowance	2,136	(1,085)	(363)
Permanent items	—	—	85
Impact of provision to return	(503)	(73)	(663)
TRS Sub income tax expense	$—	$—	$—

The TRS Sub's deferred income taxes represent the tax effect of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) of the TRS Sub include the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Partnership basis	$(3,797)	$(3,125)
Deferred tax liabilities	$(3,797)	$(3,125)

Deferred tax assets:
Property and equipment	$8,413	$8,436
Net operating loss carryforwards	10,509	7,517
Federal historic tax credits	631	631
Other deferred tax assets	—	160
Valuation allowance	(15,756)	(13,619)
Deferred tax assets	$3,797	$3,125

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2020, the Company determined it was more likely than not that the deferred tax assets of the TRS Sub would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As a result, the Company recognized a full valuation allowance related to the TRS Sub's net deferred tax asset. As of December 31, 2020 and 2019, the Company had a valuation allowance of approximately $15.8 million and $13.6 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of the TRS Sub. The realization of the deferred tax assets associated with the TRS Sub's NOLs and historic tax credits is dependent on projections of future taxable income. The TRS Sub’s historic results and the cyclical nature of the lodging industry led the Company to conclude future taxable income is uncertain. Accordingly, no provision or benefit for deferred income taxes is reflected in the accompanying consolidated statements of operations and comprehensive (loss) income.

The TRS Sub's NOLs and historic tax credits begin to expire in 2036. Additionally, the annual utilization of these NOLs and historic tax credits is limited pursuant to Sections 382 and 383 of the Internal Revenue Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions. The tax years subject to examination vary by jurisdiction. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2016 and before.

The Company had no accruals for tax uncertainties as of December 31, 2020 and 2019.

12. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

13.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the year ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$61,766	$19,572	$21,351
Restricted cash reserves	3,882	4,147	3,211
Cash, cash equivalents, and restricted cash reserves	$65,648	$23,719	$24,562

Interest paid	$36,497	$37,163	$54,298
Interest paid to a related party	$3,148	$4,159	$887

Income taxes refunded	$(39)	$—	$(1,770)

Operating cash flow lease payments for operating leases	$5,365	$8,401

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$147,377	$516,450
Purchase option for land subject to a ground lease	—	—	(44,831)
Transaction costs	(48)	(2,394)	(26,400)
Operating prorations	—	(536)	68
Proceeds from the sale of hotel properties, net	$(48)	$144,447	$445,287

Supplemental non-cash transactions
Accrued capital expenditures	$2,803	$5,257	$5,345

Rangers Sub I, LLC and FelCor Lodging Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
DoubleTree Suites by Hilton Austin	$—	$7,072	$50,827	$1,049	$7,225	$51,723	$58,948	$4,380	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	981	989	45,396	46,385	4,006	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	8,006	31,479	53,821	85,300	4,485	2017	15 - 40 years
Embassy Suites Birmingham	21,130	10,495	33,568	641	10,512	34,192	44,704	3,020	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	1,645	6,413	36,334	42,747	3,092	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	27,972	7,527	56,128	3,772	7,815	59,612	67,427	5,133	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	31,673	30,933	54,592	3,190	31,277	57,438	88,715	5,195	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	1,841	13,168	96,516	109,684	8,183	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	5,143	35,865	58,327	94,192	5,030	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	3,336	15,057	21,143	36,200	2,158	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	12,887	43,369	39,074	82,443	3,716	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	33,972	7,248	41,202	17,148	9,673	55,925	65,598	5,887	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,402	4,923	38,909	43,832	3,420	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	2,833	24,783	27,217	52,000	2,500	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	14,167	39,683	69,263	108,946	5,888	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	4,076	4,054	88,990	93,044	8,293	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,148	46,883	120,879	167,762	10,849	2017	15 - 40 years
The Knickerbocker New York (2)	85,000	113,613	119,453	1,626	113,622	121,070	234,692	10,113	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	989	9,601	69,919	79,520	5,878	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,552	178	53,482	53,660	15,955	2017	9 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	278	7,806	43,723	51,529	3,723	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	736	300	73,447	73,747	6,225	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Wyndham Philadelphia Historic District	—	8,367	51,914	713	8,405	52,589	60,994	4,452	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	365	158	31,986	32,144	2,696	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	5,154	1,129	34,454	35,583	8,807	2017	10 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	715	27,081	46,554	73,635	3,965	2017	15 - 40 years
	$295,747	$496,195	$1,379,843	$107,393	$501,448	$1,481,983	$1,983,431	$147,049

(1) The aggregate cost of real estate for federal income tax purposes was approximately $1.9 billion at December 31, 2020.
(2) In November 2018, the Company's consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP.

The change in the total cost of the hotel properties is as follows:

	2020	2019	2018
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$1,962,143	$2,087,622	$2,398,753
Add: Improvements	21,288	38,256	45,726
Less: Sale of hotel properties	—	(163,735)	(356,857)
Balance at end of period	$1,983,431	$1,962,143	$2,087,622

The change in the accumulated depreciation of the real estate assets is as follows:

	2020	2019	2018
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(100,754)	$(60,867)	$(18,533)
Add: Depreciation for the period	(46,295)	(46,012)	(51,387)
Less: Sale of hotel properties	—	6,125	9,053
Balance at end of period	$(147,049)	$(100,754)	$(60,867)