Form 10-Q
period 2021-03-31
Rangers Sub I, LLC; FelCor Lodging LP
filed 2021-05-06
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Rangers Sub I, LLC                                     ☐ Yes ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of May 6, 2021, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of May 6, 2021, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended March 31, 2021 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$1,890,465	$1,901,644
Investment in unconsolidated joint ventures	6,665	6,798
Cash and cash equivalents	58,376	61,766
Restricted cash reserves	5,623	3,882
Related party rent receivable	17,512	—
Advance to Lessee - related party	4,709	2,709
Lease right-of-use assets	75,145	76,256
Prepaid expense and other assets	8,140	8,609
Total assets	$2,066,635	$2,061,664

Liabilities and Equity
Debt, net	$703,852	$705,863
Related party debt	85,000	85,000
Accounts payable and other liabilities	29,591	29,609
Lease liabilities	46,147	46,575
Related party rent payable	—	493
Accrued interest	9,498	2,374
Related party accrued interest	125	127
Total liabilities	874,213	870,041

Commitments and Contingencies (Note 8)

Equity
Member's equity:
Member's equity	1,216,134	1,201,428
Accumulated deficit	(43,695)	(29,878)
Total member's equity	1,172,439	1,171,550
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	8,140	8,239
Noncontrolling interest in FelCor LP	11,843	11,834
Total noncontrolling interest	19,983	20,073
Total equity	1,192,422	1,191,623
Total liabilities and equity	$2,066,635	$2,061,664

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2021	2020
Revenues
Operating revenues
Related party lease revenue	$17,939	$25,619
Total revenues	17,939	25,619
Expenses
Operating expenses
Depreciation and amortization	19,127	18,528
Property tax, insurance and other	4,117	10,371
General and administrative	141	367
Transaction costs	—	11
Total operating expenses	23,385	29,277
Other expense	(27)	—
Interest income	24	95
Interest expense	(7,645)	(8,033)
Related party interest expense	(664)	(967)
Loss before equity in (loss) income from unconsolidated joint ventures	(13,758)	(12,563)
Equity in (loss) income from unconsolidated joint ventures	(298)	549
Net loss and comprehensive loss	(14,056)	(12,014)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	50
Noncontrolling interest in FelCor LP	140	120
Net loss and comprehensive loss attributable to Rangers	$(13,817)	$(11,844)

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Accumulated Deficit	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	$1,201,428	$(29,878)	$11,834	$8,239	$1,191,623
Net loss and comprehensive loss	—	(13,817)	(140)	(99)	(14,056)
Contributions	15,890	—	161	—	16,051
Distributions	(1,184)	—	(12)	—	(1,196)
Balance at March 31, 2021	$1,216,134	$(43,695)	$11,843	$8,140	$1,192,422

	Member's Equity		Noncontrolling Interest
	Equity	Retained Earnings	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	$1,119,913	$99,996	$12,322	$8,588	$1,240,819
Net loss and comprehensive loss	—	(11,844)	(120)	(50)	(12,014)
Contributions	24,394	—	247	—	24,641
Distributions	(69,268)	—	(700)	—	(69,968)
Balance at March 31, 2020	$1,075,039	$88,152	$11,749	$8,538	$1,183,478

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,056)	$(12,014)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Depreciation and amortization	19,127	18,528
Amortization of deferred financing costs	49	49
Other amortization	(694)	(687)
Equity in loss (income) from unconsolidated joint ventures	298	(549)
Changes in assets and liabilities:
Related party rent receivable	(17,512)	42,473
Prepaid expense and other assets	348	(104)
Related party rent payable	(493)	—
Accounts payable and other liabilities	(3,481)	1,830
Accrued interest	7,124	7,698
Related party accrued interest	(2)	(42)
Net cash flow (used in) provided by operating activities	(9,292)	57,182
Cash flows from investing activities
Improvements and additions to hotel properties	(4,332)	(12,621)
Advance to Lessee - related party	(2,000)	—
Contributions to unconsolidated joint ventures	(165)	(100)
Net cash flow used in investing activities	(6,497)	(12,721)
Cash flows from financing activities
Repayments of borrowings	(715)	(516)
Contributions from members	16,051	24,641
Distributions to members	(1,196)	(69,968)
Net cash flow provided by (used in) financing activities	14,140	(45,843)
Net change in cash, cash equivalents, and restricted cash reserves	(1,649)	(1,382)
Cash, cash equivalents, and restricted cash reserves, beginning of year	65,648	23,719
Cash, cash equivalents, and restricted cash reserves, end of period	$63,999	$22,337

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$1,890,465	$1,901,644
Investment in unconsolidated joint ventures	6,665	6,798
Cash and cash equivalents	58,376	61,766
Restricted cash reserves	5,623	3,882
Related party rent receivable	17,512	—
Advance to Lessee - related party	4,709	2,709
Lease right-of-use assets	75,145	76,256
Prepaid expense and other assets	8,140	8,609
Total assets	$2,066,635	$2,061,664

Liabilities and Partners' Capital
Debt, net	$703,852	$705,863
Related party debt	85,000	85,000
Accounts payable and other liabilities	29,591	29,609
Lease liabilities	46,147	46,575
Related party rent payable	—	493
Accrued interest	9,498	2,374
Related party accrued interest	125	127
Total liabilities	874,213	870,041

Commitments and Contingencies (Note 8)

Partners' Capital
Partners’ capital:
Partners’ capital	1,228,419	1,213,564
Accumulated deficit	(44,137)	(30,180)
Total partners’ capital, excluding noncontrolling interest	1,184,282	1,183,384
Noncontrolling interest in consolidated joint ventures	8,140	8,239
Total partners' capital	1,192,422	1,191,623
Total liabilities and partners' capital	$2,066,635	$2,061,664

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2021	2020
Revenues
Operating revenues
Related party lease revenue	$17,939	$25,619
Total revenues	17,939	25,619
Expenses
Operating expenses
Depreciation and amortization	19,127	18,528
Property tax, insurance and other	4,117	10,371
General and administrative	141	367
Transaction costs	—	11
Total operating expenses	23,385	29,277
Other expense	(27)	—
Interest income	24	95
Interest expense	(7,645)	(8,033)
Related party interest expense	(664)	(967)
Loss before equity in (loss) income from unconsolidated joint ventures	(13,758)	(12,563)
Equity in (loss) income from unconsolidated joint ventures	(298)	549
Net loss and comprehensive loss	(14,056)	(12,014)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	50
Net loss and comprehensive loss attributable to FelCor LP	$(13,957)	$(11,964)

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Accumulated Deficit	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2020	$1,213,564	$(30,180)	$8,239	$1,191,623
Net loss and comprehensive loss	—	(13,957)	(99)	(14,056)
Contributions	16,051	—	—	16,051
Distributions	(1,196)	—	—	(1,196)
Balance at March 31, 2021	$1,228,419	$(44,137)	$8,140	$1,192,422

	Partners' Capital		Noncontrolling Interest
	Capital	Retained Earnings	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2019	$1,131,226	$101,005	$8,588	$1,240,819
Net loss and comprehensive loss	—	(11,964)	(50)	(12,014)
Contributions	24,641	—	—	24,641
Distributions	(69,968)	—	—	(69,968)
Balance at March 31, 2020	$1,085,899	$89,041	$8,538	$1,183,478

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,056)	$(12,014)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Depreciation and amortization	19,127	18,528
Amortization of deferred financing costs	49	49
Other amortization	(694)	(687)
Equity in loss (income) from unconsolidated joint ventures	298	(549)
Changes in assets and liabilities:
Related party rent receivable	(17,512)	42,473
Prepaid expense and other assets	348	(104)
Related party rent payable	(493)	—
Accounts payable and other liabilities	(3,481)	1,830
Accrued interest	7,124	7,698
Related party accrued interest	(2)	(42)
Net cash flow (used in) provided by operating activities	(9,292)	57,182
Cash flows from investing activities
Improvements and additions to hotel properties	(4,332)	(12,621)
Advance to Lessee - related party	(2,000)	—
Contributions to unconsolidated joint ventures	(165)	(100)
Net cash flow used in investing activities	(6,497)	(12,721)
Cash flows from financing activities
Repayments of borrowings	(715)	(516)
Contributions from partners	16,051	24,641
Distributions to partners	(1,196)	(69,968)
Net cash flow provided by (used in) financing activities	14,140	(45,843)
Net change in cash, cash equivalents, and restricted cash reserves	(1,649)	(1,382)
Cash, cash equivalents, and restricted cash reserves, beginning of year	65,648	23,719
Cash, cash equivalents, and restricted cash reserves, end of period	$63,999	$22,337

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

As of March 31, 2021, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, the global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. Since the extent to which the COVID-19 pandemic will continue to impact the Company's operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. As of March 31, 2021, operations at two hotels remained suspended. The remaining suspended hotel properties are located in New York City and San Francisco and RLJ will continue to evaluate reopening these hotels based on market conditions and other factors.

As a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted an abatement on base rent of $2.8 million for the three months ended March 31, 2021. None of the Lessees received rent abatements during the three months ended March 31, 2020.

2.              Summary of Significant Accounting Policies

The combined Annual Report on Form 10-K for the year ended December 31, 2020 of Rangers and FelCor LP contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2020.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive loss, statements of changes in equity (partners' capital) and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the combined Annual Report on Form 10-K of Rangers and FelCor LP filed with the SEC on February 26, 2021.

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

Leases

On April 10, 2020, the Financial Accounting Standards Board (the "FASB") issued a Staff Q&A to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

As a result of the impact of the COVID-19 pandemic on the Lessees, the Company made the determination to abate base rent of $2.8 million for two of its Lessees for the three months ended March 31, 2021. The Company did not abate base rent for any of the Lessees for the three months ended March 31, 2020. The Company has elected to not evaluate whether these rent abatements are lease modifications. The Company has elected to not apply the lease modification guidance to the rent abatements, and, as such, the Company has recognized the rent abatements as negative variable lease revenue of $2.8 million during the three months ended March 31, 2021. The Company will continue to evaluate the impact of lease concessions and/or abatements and the appropriate accounting.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance enhances and simplifies various aspects of the current income tax guidance and reduces complexity by removing certain exceptions to the general framework. The Company adopted this new standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expires on December 31, 2022. Based on the Company's assessment, there was no material impact arising from this guidance and the Company did not elect to apply any of the optional expedients.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$501,502	$501,448
Buildings and improvements	1,487,032	1,481,983
Furniture, fixtures and equipment	146,270	143,546
	2,134,804	2,126,977
Accumulated depreciation	(244,339)	(225,333)
Investment in hotel properties, net	$1,890,465	$1,901,644

For the three months ended March 31, 2021 and 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $19.0 million and $18.4 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2021 and December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures determined the property ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in (loss) income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2021 and December 31, 2020, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,664)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	13,329	13,485
Investment in unconsolidated joint ventures	$6,665	$6,798

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2021	2020
Unconsolidated joint ventures net (loss) income attributable to the Company	$(142)	$829
Depreciation of cost in excess of book value	(156)	(280)
Equity in (loss) income from unconsolidated joint ventures	$(298)	$549

5.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		March 31, 2021	December 31, 2020
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$494,578	$495,759
Mortgage loan (4)	3	4.95%	October 2022		86,110	86,775
Mortgage loan (5)	1	4.94%	October 2022		27,759	27,972
Mortgage loan (1)(6)	3	1.71%	April 2024	(7)	96,000	96,000
	7				704,447	706,506
Deferred financing costs, net					(595)	(643)
Debt, net					$703,852	$705,863

(1)Requires payments of interest only through maturity.
(2)The Senior Notes (as defined below) include $19.7 million and $20.9 million at March 31, 2021 and December 31, 2020, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(3)The Company has the option to redeem the Senior Notes at a price of 103.0% of face value.
(4)Includes $0.7 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively, related to fair value adjustments on the mortgage loans that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(5)Includes $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(6)The hotels encumbered by the mortgage loan are cross-collateralized.
(7)The mortgage loan provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. Failure to meet these incurrence covenant thresholds does not, in and of itself, constitute an event of default under the Senior Notes indenture. As of March 31, 2021, the Company was in compliance with all maintenance and incurrence covenants except the interest coverage ratio. As a result, the Company is currently prohibited from incurring additional debt until such ratio becomes compliant.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At March 31, 2021, all three mortgage loans were below the DSCR threshold and were in cash trap events. At March 31, 2021, there was approximately $1.4 million held by lenders due to the cash trap events.

During the three months ended March 31, 2021 and 2020, the Company recognized $7.6 million and $8.0 million of interest expense, respectively.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million and $1.0 million of interest expense, respectively, related to its related party loan with RLJ LP.

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

•Debt — The Senior Notes had an estimated fair value of approximately $487.8 million and $484.2 million at March 31, 2021 and December 31, 2020, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $204.3 million and $204.7 million at March 31, 2021 and December 31, 2020, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $692.1 million and $688.9 million at March 31, 2021 and December 31, 2020, respectively. The total carrying value of the Company's debt was $703.9 million and $705.9 million at March 31, 2021 and December 31, 2020, respectively.

•Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $84.0 million at both March 31, 2021 and December 31, 2020. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both March 31, 2021 and December 31, 2020.

8.       Commitments and Contingencies

Operating Leases - Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount and a percentage rent amount, which is dependent upon the hotel properties reaching certain revenue thresholds and, if earned, is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. The lease contracts will expire in 2021 (one hotel), 2022 (24 hotels) and thereafter (one hotel). The Company had a receivable due from the Lessees of $17.5 million as of March 31, 2021, which is included in related party rent receivable on the consolidated balance sheet. The Company owed the Lessees $0.5 million for reimbursement of rent as of December 31, 2020, which is included in related party rent payable on the consolidated balance sheet.

As a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted an abatement on base rent of $2.8 million for the three months ended March 31, 2021. The Company has recognized the rent abatement as negative variable lease revenue during the three months ended March 31, 2021. None of the Lessees received rent abatements during the three months ended March 31, 2020.

The lease revenue recognized during the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	For the three months ended March 31,
	2021	2020
Lease revenue relating to lease payments (1)	$15,240	$17,839
Lease revenue relating to percentage rent lease payments	2,699	7,780
Total related party lease revenue	$17,939	$25,619

(1) Reflects the impact of base rent abatement of $2.8 million for the three months ended March 31, 2021.

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

March 31, 2021
2021	$51,446
2022	51,750
2023	—
2024	—
2025	—
Thereafter	—
Total	$103,196

Advance to Lessee - Related Party

The Company's consolidated joint venture has provided advances to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations. The total advance of $4.7 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively, is included in advance to Lessee - related party in the accompanying consolidated balance sheets.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2021 and December 31, 2020, approximately $5.6 million and $3.9 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. The restricted cash reserves at March 31, 2021 of $5.6 million also includes $1.4 million held by lenders due to cash trap events.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

9.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of March 31, 2021, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.
Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

10.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the three months ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$58,376	$16,995
Restricted cash reserves	5,623	5,342
Cash, cash equivalents, and restricted cash reserves	$63,999	$22,337

Interest paid	$1,818	$1,631
Interest paid to a related party	$666	$1,008

Income taxes refunded	$(2)	$(39)

Operating cash flow lease payments for operating leases	$1,309	$1,949

Supplemental non-cash transactions
Accrued capital expenditures	$6,298	$2,751

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the combined Annual Report on Form 10-K for the year ended December 31, 2020 of Rangers Sub I, LLC ("Rangers") and FelCor Lodging Limited Partnership ("FelCor LP"), filed with the SEC on February 26, 2021 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of March 31, 2021, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, the global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. In addition, two of the Lessees negotiated for and were granted a base rent abatement of $2.8 million for the three months ended March 31, 2021. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.
The effects of the COVID-19 pandemic have significantly and negatively impacted our revenue during the three months ended March 31, 2021. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. Combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, we are led to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity. Such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

As of March 31, 2021, operations at two hotels remained suspended. The remaining suspended hotel properties are located in New York City and San Francisco and RLJ will continue to evaluate reopening these hotels based on market conditions and other factors.
Our Customers

Our Lessors receive lease revenue from the Lessees under lease contracts. The lease contracts contain a specific base rent amount and a percentage rent amount, which is dependent upon the hotel properties reaching certain revenue thresholds and, if earned, is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

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

Our Revenues and Expenses

Our revenues are derived from lease revenue received under lease contracts with related parties. The lease contracts contain a specific base rent amount and a percentage rent amount, which is dependent upon the hotel properties reaching certain revenue thresholds and, if earned, is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties.

Our expenses consist of the depreciation on our investment in hotel properties and property taxes, insurance, and other property-related costs of our hotel properties.

Key Indicators of Financial Performance

We use financial information to evaluate the amount of rental income we receive from the Lessees under our lease agreements. We earn a base rent amount and a percentage rent amount, which is dependent upon the hotel properties reaching certain revenue thresholds and, if earned, is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. Industry standard statistical information and comparative data, such as Average Daily Rate ("ADR"), occupancy, and RevPAR, are used to measure the operating performance of our hotel properties, including its impact on the amount of rental income recognized from base rent or percentage rent. We also use financial information to evaluate the significance of the property taxes, insurance, and other property-related costs at our hotel properties.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2020.

Results of Operations
COVID-19

Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Beginning in March 2020, RLJ's hotel properties experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Operations at certain of the hotel properties remain suspended and, while other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three months ended March 31, 2021 will not be comparable to the same period in 2020.

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	For the three months ended March 31,
	2021	2020	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$17,939	$25,619	$(7,680)	(30.0)%
Total revenues	17,939	25,619	(7,680)	(30.0)%
Expenses
Operating expenses
Depreciation and amortization	19,127	18,528	599	3.2%
Property tax, insurance and other	4,117	10,371	(6,254)	(60.3)%
General and administrative	141	367	(226)	(61.6)%
Transaction costs	—	11	(11)	(100.0)%
Total operating expenses	23,385	29,277	(5,892)	(20.1)%
Other expense	(27)	—	(27)	100.0%
Interest income	24	95	(71)	(74.7)%
Interest expense	(7,645)	(8,033)	388	(4.8)%
Related party interest expense	(664)	(967)	303	(31.3)%
Loss before equity in (loss) income from unconsolidated joint ventures	(13,758)	(12,563)	(1,195)	9.5%
Equity in (loss) income from unconsolidated joint ventures	(298)	549	(847)	—%
Net loss and comprehensive loss	(14,056)	(12,014)	(2,042)	17.0%
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	99	50	49	98.0%
Noncontrolling interest in FelCor LP	140	120	20	16.7%
Net loss and comprehensive loss attributable to Rangers	$(13,817)	$(11,844)	$(1,973)	16.7%

Revenues

Related Party Lease Revenue

Related party lease revenue for the three months ended March 31, 2021 decreased $7.7 million, or 30.0%, to $17.9 million from $25.6 million for the three months ended March 31, 2020. The decrease was partially attributable to a decrease in percentage lease revenue as a result of lower room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the impact of the COVID-19 pandemic. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted an abatement on base rent of $2.8 million for the three months ended March 31, 2021, which caused the remainder of the decrease. None of the Lessees received an abatement on base rent during the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021 increased $0.6 million, or 3.2%, to $19.1 million from $18.5 million for the three months ended March 31, 2020. The increase was due to capital expenditures made during and since the three months ended March 31, 2020.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended March 31, 2021 decreased $6.3 million, or 60.3%, to $4.1 million from $10.4 million for the three months ended March 31, 2020.  The decrease in property tax, insurance and other expense included a decrease in ground lease expense as a result of lower percentage rents incurred due to the impact of the

COVID-19 pandemic and a decrease in real estate tax expense due to decreases in real estate tax assessments, including final assessments of certain of our California hotels which had assessments impacted by the Mergers. The final assessment of these California hotels resulted in a benefit of $5.2 million during the three months ended March 31, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed.

General and Administrative

General and administrative expense for the three months ended March 31, 2021 decreased $0.2 million, or 61.6%, to $0.1 million from $0.4 million for the three months ended March 31, 2020. The decrease was primarily attributable to our efforts to reduce costs in response to the COVID-19 pandemic and higher corporate office sublease reimbursements in the current period. In addition, the decrease resulted from certain litigation costs outside of the normal course of operations which were incurred in the prior year but not in the current year.

Interest Expense

Interest expense for the three months ended March 31, 2021 decreased $0.4 million, or 4.8%, to $7.6 million from $8.0 million for the three months ended March 31, 2020. The decrease in interest expense was due to debt balance reductions as a result of scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in the London Interbank Offered Rate ("LIBOR").

Related Party Interest Expense

Related party interest expense for the three months ended March 31, 2021 decreased $0.3 million, or 31.3%, to $0.7 million from $1.0 million for the three months ended March 31, 2020. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures for the three months ended March 31, 2021 decreased $0.8 million to a loss of $0.3 million from income of $0.5 million for the three months ended March 31, 2020. The decrease was primarily attributable to the impact of the COVID-19 pandemic.

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

Our long-term liquidity requirements consist primarily of the funds necessary to pay for redevelopments, conversions, renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccine distribution. In addition, as a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted an abatement on base rent of $2.8 million for the three months ended March 31, 2021. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted.

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

As of March 31, 2021, we had $64.0 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $9.3 million and the net cash flow provided by operating activities totaled $57.2 million for the three months ended March 31, 2021 and 2020, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash received from the hotel property lease agreements between the Lessors and the Lessees, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $6.5 million for the three months ended March 31, 2021 primarily due to $4.3 million in routine capital improvements and additions to our hotel properties and a $2.0 million advance that our consolidated joint venture provided to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations.

The net cash flow used in investing activities totaled $12.7 million for the three months ended March 31, 2020 primarily due to $12.6 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $14.1 million for the three months ended March 31, 2021 primarily due to $16.1 million in contributions from members (partners). The net cash flow provided by financing activities was partially offset by $1.2 million in distributions to members (partners) and $0.7 million in scheduled mortgage loans principal payments.

The net cash flow used in financing activities totaled $45.8 million for the three months ended March 31, 2020 primarily due to $70.0 million in distributions to members (partners) and $0.5 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $24.6 million in contributions from members (partners).

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

With respect to some of our hotel properties that are operated under franchise agreements with major national hotel brands and for some of our hotel properties subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2021, approximately $3.3 million was held in FF&E reserve accounts for future capital expenditures. This amount also includes $1.4 million held by lenders due to cash trap events.

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

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for FelCor LP and the Subsidiary Guarantors. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had FelCor LP and the Subsidiary Guarantors operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of March 31, 2021 and December 31, 2020 and aggregate summarized statement of operations and comprehensive loss information for the three months ended March 31, 2021 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Investment in hotel properties, net	$560,556	$563,231
Related party rent receivable	5,496	—
Note receivable from non-guarantor subsidiary	32,709	32,709
Interest receivable from non-guarantor subsidiary	2,475	2,272
Deferred rent asset - related party	435	420
Other assets	126,012	128,049
Total assets	$727,683	$726,681

Debt, net	$519,373	$520,538
Related party rent payable	—	2,473
Deferred rent liability - related party	51	47
Other liabilities	55,677	48,896
Total liabilities	$575,101	$571,954

For the three months ended March 31, 2021
Related party lease revenue	$7,980
Total operating expenses	(9,097)
Other expense	(13)
Interest income	20
Interest income on note receivable from non-guarantor subsidiary	203
Interest expense	(6,067)
Loss before equity in loss from unconsolidated joint ventures	(6,974)
Equity in loss from unconsolidated joint ventures	(298)
Net loss and comprehensive loss attributable to FelCor LP	$(7,272)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2021, we had approximately $96.0 million of total variable rate debt outstanding (or 12.5% of total indebtedness) with a weighted-average interest rate of 1.71% per annum. As of March 31, 2021, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of March 31, 2021, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 11.1% of total indebtedness) with a weighted-average interest rate of 3.11% per annum. As of March 31, 2021, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Total
Fixed rate debt (1)	$1,889	$110,997	$—	$—	$474,888	$587,774
Weighted-average interest rate	4.95%	4.95%	—%	—%	6.00%	5.80%
Variable rate debt (2)	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	1.71%	—%	1.71%
Variable rate debt - related party debt	$—	$—	85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	3.11%	—%	—%	3.11%
Total	$1,889	$110,997	$85,000	$96,000	$474,888	$768,774

(1)Excludes a total of $20.7 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.
(2)Excludes $0.6 million of net deferred financing costs on the mortgage loan.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2021, the estimated fair value of our fixed rate debt was $630.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.1 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings

The nature of the operations of our hotel properties exposes our hotel properties and the Company to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

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

RANGERS SUB I, LLC

Dated: May 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: May 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)