Form 10-Q
period 2021-06-30
Rangers Sub I, LLC; FelCor Lodging LP
filed 2021-08-06
CIK 1715629, 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Rangers Sub I, LLC                                     ☐ Yes ☒ No
FelCor Lodging Limited Partnership                                 ☐ Yes  ☒ No
As of August 6, 2021, RLJ Lodging Trust, L.P. owns 100% of the percentage interests of Rangers Sub I, LLC. As of August 6, 2021, FelCor Holdings Trust, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 99% of the percentage interests of FelCor Lodging Limited Partnership, and Rangers General Partner, LLC, a wholly-owned subsidiary of RLJ Lodging Trust, L.P., owns 1% of the percentage interests of FelCor Lodging Limited Partnership.

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

This quarterly report on Form 10-Q for the quarter ended June 30, 2021 combines the filings for Rangers and FelCor LP. Rangers indirectly owns a 99% partnership interest in FelCor LP. Through FelCor LP, Rangers owns hotel properties and conducts other business.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Rangers Sub I, LLC
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$1,879,303	$1,901,644
Investment in unconsolidated joint ventures	6,891	6,798
Cash and cash equivalents	56,587	61,766
Restricted cash reserves	8,327	3,882
Related party rent receivable	40,683	—
Advance to Lessee - related party	4,859	2,709
Lease right-of-use assets	74,026	76,256
Prepaid expense and other assets	6,285	8,609
Total assets	$2,076,961	$2,061,664

Liabilities and Equity
Debt, net	$616,457	$705,863
Related party debt	85,000	85,000
Accounts payable and other liabilities	22,037	29,609
Lease liabilities	45,713	46,575
Related party rent payable	—	493
Accrued interest	2,374	2,374
Related party accrued interest	116	127
Total liabilities	771,697	870,041

Commitments and Contingencies (Note 8)

Equity
Member's equity:
Member's equity	1,344,757	1,201,428
Accumulated deficit	(60,506)	(29,878)
Total member's equity	1,284,251	1,171,550
Noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	8,040	8,239
Noncontrolling interest in FelCor LP	12,973	11,834
Total noncontrolling interests	21,013	20,073
Total equity	1,305,264	1,191,623
Total liabilities and equity	$2,076,961	$2,061,664

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Operating revenues
Related party lease revenue	$23,107	$(5,182)	$41,046	$20,436
Total revenues	23,107	(5,182)	41,046	20,436
Expenses
Operating expenses
Depreciation and amortization	19,413	18,757	38,540	37,284
Property tax, insurance and other	8,761	9,147	12,878	19,519
General and administrative	246	617	387	984
Transaction costs	(3)	(1)	(3)	10
Total operating expenses	28,417	28,520	51,802	57,797
Other income (expense)	18	—	(9)	1
Interest income	23	18	47	113
Interest expense	(7,594)	(7,775)	(15,239)	(15,808)
Related party interest expense	(666)	(746)	(1,330)	(1,713)
Loss on sale of hotel properties, net	—	(42)	—	(42)
Loss on extinguishment of indebtedness, net	(3,611)	—	(3,611)	—
Loss before equity in income (loss) from unconsolidated joint ventures	(17,140)	(42,247)	(30,898)	(54,810)
Equity in income (loss) from unconsolidated joint ventures	60	(958)	(238)	(409)
Net loss and comprehensive loss	(17,080)	(43,205)	(31,136)	(55,219)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	100	101	199	151
Noncontrolling interest in FelCor LP	169	431	309	551
Net loss and comprehensive loss attributable to Rangers	$(16,811)	$(42,673)	$(30,628)	$(54,517)

The accompanying notes are an integral part of these consolidated financial statements.

Rangers Sub I, LLC
Consolidated Statements of Changes in Equity
(Amounts in thousands)
(unaudited)

	Member's Equity		Noncontrolling Interest
	Equity	Accumulated Deficit	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	$1,201,428	$(29,878)	$11,834	$8,239	$1,191,623
Net loss and comprehensive loss	—	(30,628)	(309)	(199)	(31,136)
Contributions	145,322	—	1,468	—	146,790
Distributions	(1,993)	—	(20)	—	(2,013)
Balance at June 30, 2021	$1,344,757	$(60,506)	$12,973	$8,040	$1,305,264

	Member's Equity		Noncontrolling Interest
	Equity	Accumulated Deficit	FelCor LP	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2021	$1,216,134	$(43,695)	$11,843	$8,140	$1,192,422
Net loss and comprehensive loss	—	(16,811)	(169)	(100)	(17,080)
Contributions	129,433	—	1,308	—	130,741
Distributions	(810)	—	(9)	—	(819)
Balance at June 30, 2021	$1,344,757	$(60,506)	$12,973	$8,040	$1,305,264

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

Rangers Sub I, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(31,136)	$(55,219)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Loss on sale of hotel properties, net	—	42
Loss on extinguishment of indebtedness, net	3,611	—
Depreciation and amortization	38,540	37,284
Amortization of deferred financing costs	99	99
Other amortization	(1,344)	(1,374)
Equity in loss from unconsolidated joint ventures	238	409
Changes in assets and liabilities:
Related party rent receivable	(40,683)	49,181
Prepaid expense and other assets	2,083	1,371
Related party rent payable	(493)	2,938
Accounts payable and other liabilities	(8,520)	3,572
Accrued interest	—	(1)
Related party accrued interest	(11)	(70)
Net cash flow (used in) provided by operating activities	(37,616)	38,232
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	—	(42)
Improvements and additions to hotel properties	(14,948)	(17,742)
Advance to Lessee - related party	(2,150)	—
Contributions to unconsolidated joint ventures	(331)	(100)
Net cash flow used in investing activities	(17,429)	(17,884)
Cash flows from financing activities
Repayments of borrowings	(90,466)	(1,340)
Contributions from members	146,790	104,017
Distributions to members	(2,013)	(74,883)
Net cash flow provided by financing activities	54,311	27,794
Net change in cash, cash equivalents, and restricted cash reserves	(734)	48,142
Cash, cash equivalents, and restricted cash reserves, beginning of year	65,648	23,719
Cash, cash equivalents, and restricted cash reserves, end of period	$64,914	$71,861

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Balance Sheets
(Amounts in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$1,879,303	$1,901,644
Investment in unconsolidated joint ventures	6,891	6,798
Cash and cash equivalents	56,587	61,766
Restricted cash reserves	8,327	3,882
Related party rent receivable	40,683	—
Advance to Lessee - related party	4,859	2,709
Lease right-of-use assets	74,026	76,256
Prepaid expense and other assets	6,285	8,609
Total assets	$2,076,961	$2,061,664

Liabilities and Partners' Capital
Debt, net	$616,457	$705,863
Related party debt	85,000	85,000
Accounts payable and other liabilities	22,037	29,609
Lease liabilities	45,713	46,575
Related party rent payable	—	493
Accrued interest	2,374	2,374
Related party accrued interest	116	127
Total liabilities	771,697	870,041

Commitments and Contingencies (Note 8)

Partners' Capital
Partners’ capital:
Partners’ capital	1,358,341	1,213,564
Accumulated deficit	(61,117)	(30,180)
Total partners’ capital, excluding noncontrolling interest	1,297,224	1,183,384
Noncontrolling interest in consolidated joint ventures	8,040	8,239
Total partners' capital	1,305,264	1,191,623
Total liabilities and partners' capital	$2,076,961	$2,061,664

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Operating revenues
Related party lease revenue	$23,107	$(5,182)	$41,046	$20,436
Total revenues	23,107	(5,182)	41,046	20,436
Expenses
Operating expenses
Depreciation and amortization	19,413	18,757	38,540	37,284
Property tax, insurance and other	8,761	9,147	12,878	19,519
General and administrative	246	617	387	984
Transaction costs	(3)	(1)	(3)	10
Total operating expenses	28,417	28,520	51,802	57,797
Other income (expense)	18	—	(9)	1
Interest income	23	18	47	113
Interest expense	(7,594)	(7,775)	(15,239)	(15,808)
Related party interest expense	(666)	(746)	(1,330)	(1,713)
Loss on sale of hotel properties, net	—	(42)	—	(42)
Loss on extinguishment of indebtedness, net	(3,611)	—	(3,611)	—
Loss before equity in income (loss) from unconsolidated joint ventures	(17,140)	(42,247)	(30,898)	(54,810)
Equity in income (loss) from unconsolidated joint ventures	60	(958)	(238)	(409)
Net loss and comprehensive loss	(17,080)	(43,205)	(31,136)	(55,219)
Net loss attributable to noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	100	101	199	151
Net loss and comprehensive loss attributable to FelCor LP	$(16,980)	$(43,104)	$(30,937)	$(55,068)

The accompanying notes are an integral part of these consolidated financial statements.

FelCor Lodging Limited Partnership
Consolidated Statements of Partners' Capital
(Amounts in thousands)
(unaudited)

	Partners' Capital		Noncontrolling Interest
	Capital	Accumulated Deficit	Consolidated Joint Ventures	Total Partners' Capital
Balance at December 31, 2020	$1,213,564	$(30,180)	$8,239	$1,191,623
Net loss and comprehensive loss	—	(30,937)	(199)	(31,136)
Contributions	146,790	—	—	146,790
Distributions	(2,013)	—	—	(2,013)
Balance at June 30, 2021	$1,358,341	$(61,117)	$8,040	$1,305,264

	Partners' Capital		Noncontrolling Interest
	Capital	Accumulated Deficit	Consolidated Joint Ventures	Total Partners' Capital
Balance at March 31, 2021	$1,228,419	$(44,137)	$8,140	$1,192,422
Net loss and comprehensive loss	—	(16,980)	(100)	(17,080)
Contributions	130,741	—	—	130,741
Distributions	(819)	—	—	(819)
Balance at June 30, 2021	$1,358,341	$(61,117)	$8,040	$1,305,264

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

FelCor Lodging Limited Partnership
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(31,136)	$(55,219)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Loss on sale of hotel properties, net	—	42
Loss on extinguishment of indebtedness, net	3,611	—
Depreciation and amortization	38,540	37,284
Amortization of deferred financing costs	99	99
Other amortization	(1,344)	(1,374)
Equity in loss from unconsolidated joint ventures	238	409
Changes in assets and liabilities:
Related party rent receivable	(40,683)	49,181
Prepaid expense and other assets	2,083	1,371
Related party rent payable	(493)	2,938
Accounts payable and other liabilities	(8,520)	3,572
Accrued interest	—	(1)
Related party accrued interest	(11)	(70)
Net cash flow (used in) provided by operating activities	(37,616)	38,232
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	—	(42)
Improvements and additions to hotel properties	(14,948)	(17,742)
Advance to Lessee - related party	(2,150)	—
Contributions to unconsolidated joint ventures	(331)	(100)
Net cash flow used in investing activities	(17,429)	(17,884)
Cash flows from financing activities
Repayments of borrowings	(90,466)	(1,340)
Contributions from partners	146,790	104,017
Distributions to partners	(2,013)	(74,883)
Net cash flow provided by financing activities	54,311	27,794
Net change in cash, cash equivalents, and restricted cash reserves	(734)	48,142
Cash, cash equivalents, and restricted cash reserves, beginning of year	65,648	23,719
Cash, cash equivalents, and restricted cash reserves, end of period	$64,914	$71,861

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

As of June 30, 2021, the Company owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 25 hotel properties, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 26 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, the global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material impact on the Company's financial results and liquidity. Since the extent to which the COVID-19 pandemic will continue to impact the Company's operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. As of June 30, 2021, operations at one hotel located in New York City remained suspended. RLJ will continue to evaluate reopening this hotel based on market conditions and other factors.

As a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted abatements on base rent totaling $2.8 million for the three months ended March 31, 2021, and abatements on base rent totaling $2.8 million for the three months ended June 30, 2021. The Lessees have received total abatements on base rent of $5.6 million during the six months ended June 30, 2021. All of the Lessees negotiated for and were granted abatements on base rent totaling $17.5 million for the three months ended June 30, 2020. None of the Lessees received rent abatements during the three months ended March 31, 2020.

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

As a result of the impact of the COVID-19 pandemic on the Lessees, the Company made the determination to abate base rent totaling $2.8 million for two of its Lessees for the three months ended March 31, 2021, and to abate base rent totaling $2.8 million for these Lessees for the three months ended June 30, 2021. The Lessees have received total abatements on base rent of $5.6 million during the six months ended June 30, 2021. All of the Lessees negotiated for and were granted abatements on base rent totaling $17.5 million for the three months ended June 30, 2020. The Company did not abate base rent for any of the Lessees for the three months ended March 31, 2020. The Company has elected to not evaluate whether these rent abatements are lease modifications. The Company has elected to not apply the lease modification guidance to the rent abatements, and, as such, the Company has recognized the rent abatements as negative variable lease revenue of $2.8 million during the three months ended March 31, 2021, $2.8 million during the three months ended June 30, 2021, and $17.5 million during the three months ended June 30, 2020. The Company will continue to evaluate the impact of lease concessions and/or abatements and the appropriate accounting.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$501,591	$501,448
Buildings and improvements	1,491,971	1,481,983
Furniture, fixtures and equipment	149,372	143,546
	2,142,934	2,126,977
Accumulated depreciation	(263,631)	(225,333)
Investment in hotel properties, net	$1,879,303	$1,901,644

For the three and six months ended June 30, 2021, the Company recognized depreciation expense related to its investment in hotel properties of approximately $19.3 million and $38.3 million, respectively. For the three and six months ended June 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $18.6 million and $37.0 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2021 and December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures determined the property ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2021 and December 31, 2020, the unconsolidated entities' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,283)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	13,174	13,485
Investment in unconsolidated joint ventures	$6,891	$6,798

The following table summarizes the components of the Company's equity in income (loss) from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating income (loss)	$215	$(678)	$73	$151
Depreciation of cost in excess of book value	(155)	(280)	(311)	(560)
Equity in income (loss) from unconsolidated joint ventures	$60	$(958)	$(238)	$(409)

5.              Debt

The Company's debt consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date		June 30, 2021	December 31, 2020
Senior Notes (1)(2)(3)	—	6.00%	June 2025		$493,397	$495,759
Mortgage loan (4)	3	—	October 2022		—	86,775
Mortgage loan (5)	1	4.94%	October 2022		27,606	27,972
Mortgage loan (1)(6)	3	1.70%	April 2024	(7)	96,000	96,000
	7				617,003	706,506
Deferred financing costs, net					(546)	(643)
Debt, net					$616,457	$705,863

(1)Requires payments of interest only through maturity.
(2)The Senior Notes (as defined below) include $18.5 million and $20.9 million at June 30, 2021 and December 31, 2020, respectively, related to fair value adjustments that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers.
(3)The Company has the option to redeem the Senior Notes at a price of 102.0% of face value.
(4)Includes $0.9 million at December 31, 2020 related to fair value adjustments on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers. In June 2021, the Company paid off the mortgage loan in full and paid approximately $4.3 million in termination costs.
(5)Includes $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively, related to a fair value adjustment on the mortgage loan that RLJ pushed down to the Company's consolidated financial statements as a result of the Mergers. In July 2021, the Company paid off the mortgage loan in full and paid approximately $1.3 million in termination costs.
(6)The hotels encumbered by the mortgage loan are cross-collateralized.
(7)The mortgage loan provides two one year extension options.

The 6.000% Senior Notes due 2025 (the "Senior Notes") are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company to incur additional debt if these covenants are violated. Failure to meet these incurrence covenant thresholds does not, in and of itself, constitute an event of default under the Senior Notes indenture. As of June 30, 2021, the Company was in compliance with all maintenance and incurrence covenants except the interest coverage ratio. As a result, the Company is currently prohibited from incurring additional debt until such ratio becomes compliant.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At June 30, 2021, both mortgage loans were below the DSCR threshold and were in cash trap events. At June 30, 2021, there was approximately $3.4 million in restricted cash held by lenders due to cash trap events. This amount includes approximately $1.8 million of restricted cash held by a lender on the mortgage loan that was paid off in June 2021. Subsequent to June 30, 2021, the Company received these cash trap funds for the paid off mortgage loan.

During the three and six months ended June 30, 2021, the Company recognized $7.6 million and $15.2 million of interest expense, respectively. During the three and six months ended June 30, 2020, the Company recognized $7.8 million and $15.8 million of interest expense, respectively.

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

During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.3 million of interest expense, respectively, related to its related party loan with RLJ LP. During the three and six months ended June 30, 2020, the Company recognized $0.7 million and $1.7 million of interest expense, respectively, related to its related party loan with RLJ LP.
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

•Debt — The Senior Notes had an estimated fair value of approximately $485.9 million and $484.2 million at June 30, 2021 and December 31, 2020, respectively. The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The mortgage loans had an estimated fair value of approximately $119.4 million and $204.7 million at June 30, 2021 and December 31, 2020, respectively. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total estimated fair value of the Company's debt was $605.3 million and $688.9 million at June 30, 2021 and December 31, 2020, respectively. The total carrying value of the Company's debt was $616.5 million and $705.9 million at June 30, 2021 and December 31, 2020, respectively.

•Related Party Debt — The Company's related party mortgage loan with RLJ LP had an estimated fair value of approximately $84.4 million and $84.0 million at June 30, 2021 and December 31, 2020, respectively. The Company estimated the fair value of the mortgage loan by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The total carrying value of the Company's related party debt was $85.0 million at both June 30, 2021 and December 31, 2020.

8.       Commitments and Contingencies

Operating Leases - Lessors

As a lessor, the Company will receive lease revenue from the Lessees under its lease contracts. The lease contracts contain a specific base rent amount and a percentage rent amount, which is dependent upon the hotel properties reaching certain revenue thresholds and, if earned, is calculated based on a percentage of room revenues, food and beverage revenues, and other revenues at the hotel properties. For one hotel, the lease contract expires in July 2021. Subsequent to June 30, 2021, the Lessee exercised its renewal option, effective July 2021, for a two-year term expiring in July 2023. The remaining lease contracts expire in 2022 (24 hotels) and thereafter (one hotel). The Company had a receivable due from the Lessees of $40.7 million as of June 30, 2021, which is included in related party rent receivable on the consolidated balance sheet. The Company owed the Lessees $0.5 million for reimbursement of rent as of December 31, 2020, which is included in related party rent payable on the consolidated balance sheet.

As a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted abatements on base rent totaling $2.8 million for the three months ended March 31, 2021, and abatements on base rent totaling $2.8 million for the three months ended June 30, 2021. The Lessees have received total abatements on base rent of $5.6 million during the six months ended June 30, 2021. The Company recognized the rent abatements as negative variable lease revenue of $2.8 million and $5.6 million during the three and six months ended June 30, 2021, respectively. All of the Lessees negotiated for and were granted abatements on base rent totaling $17.5 million for the three months ended June 30, 2020. The Company recognized the rent abatements as negative variable lease revenue of $17.5 million during the three months ended June 30, 2020. Additionally, during the three months ended June 30, 2020, the Company recorded a reversal of revenue related to percentage rent recorded during the three months ended March 31, 2020 as estimated percentage rent due was revised pursuant to updated percentage rent calculations for the full year ended December 31, 2020.

The lease revenue recognized during the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Lease revenue relating to lease payments (1)	$15,240	$364	$30,480	$18,203
Lease revenue relating to percentage rent lease payments	7,867	(5,546)	10,566	2,233
Total related party lease revenue	$23,107	$(5,182)	$41,046	$20,436

(1) Reflects the impact of base rent abatements of $2.8 million and $5.6 million for the three and six months ended June 30, 2021, respectively, and $17.5 million for the three and six months ended June 30, 2020.

The future lease payments to the Company under the noncancelable operating leases were as follows (in thousands):

June 30, 2021
2021	$33,360
2022	51,750
2023	—
2024	—
2025	—
Thereafter	—
Total	$85,110

Advance to Lessee - Related Party

The Company's consolidated joint venture has provided advances to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations. The total advance of $4.9 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively, is included in advance to Lessee - related party in the accompanying consolidated balance sheets.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2021 and December 31, 2020, approximately $8.3 million and $3.9 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. The restricted cash reserves at June 30, 2021 of $8.3 million also include $3.4 million held by lenders due to cash trap events.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

9.       Equity

Rangers Ownership Interests/FelCor LP Partnership Interests

As of June 30, 2021, RLJ LP owned 100% of the ownership interests and was the sole managing member of Rangers. In addition, Rangers owned, through indirect interests, 99.0% of the partnership interests in FelCor LP. Rangers consolidates FelCor LP for financial reporting purposes as a result of its controlling financial interest. Rangers General Partner, LLC's 1.0% partnership interest in FelCor LP is recognized as a noncontrolling interest in FelCor LP on the consolidated balance sheets of Rangers.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

10.       Supplemental Information to the Statements of Cash Flows

The following supplemental information to the Statements of Cash Flows is for both Rangers and FelCor LP (in thousands):

	For the six months ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$56,587	$65,570
Restricted cash reserves	8,327	6,291
Cash, cash equivalents, and restricted cash reserves	$64,914	$71,861

Interest paid	$17,790	$18,401
Interest paid to a related party	$1,341	$1,783

Income taxes refunded	$(2)	$(39)

Operating cash flow lease payments for operating leases	$2,647	$2,985

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Transaction costs	$—	$(42)
Proceeds from the sale of hotel properties, net	$—	$(42)

Supplemental non-cash transactions
Accrued capital expenditures	$3,812	$3,409

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and their effectiveness against emerging variants of COVID-19, such as the Delta variant, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that might cause such a difference include the following: increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel and epidemics and/or pandemics, including COVID-19, ramp up of the future economic recovery and re-opening of hotels, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, inflation, duration and access to capital through debt offerings, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

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

As of June 30, 2021, we owned 28 hotel properties with approximately 8,100 rooms, located in 13 states.  We owned, through wholly-owned subsidiaries, a 100% interest in 25 hotel properties, a 95% interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate the real estate interests in the 26 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. The Company leases 27 of its 28 hotel properties to subsidiaries of RLJ LP.

COVID-19

The Company's hotel property-owning subsidiaries (the “Lessors”) lease the hotel properties to property-operating lessees owned by TRS subsidiaries of RLJ (the “Lessees”). The Company receives related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, the global outbreak of COVID-19 and the public health measures that have been undertaken in response have had, and will likely continue to have, an impact on the global economy and all aspects of our business. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic could cause lasting changes in consumer behavior that could create headwinds for our hotel properties. In addition, two of the Lessees negotiated for and were granted base rent abatements totaling $2.8 million for the three months ended March 31, 2021, and base rent abatements totaling $2.8 million for the three months ended June 30, 2021. The Lessees have received total base rent abatements of $5.6 million during the six months ended June 30, 2021. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of the COVID-19 pandemic on our business.

The effects of the COVID-19 pandemic have significantly impacted our revenue. Given that the majority of expenses associated with our business relate to depreciation, insurance, property taxes and interest, we are very limited in our ability to reduce our expenses. Combined with macroeconomic trends such as reduced business spending, including on travel, and increased unemployment, we are led to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material impact on our financial results and liquidity.

As of June 30, 2021, operations at one hotel located in New York City remained suspended. RLJ will continue to evaluate reopening this hotel based on market conditions and other factors.

2021 Significant Activities

Our significant activities reflect RLJ's commitment to creating long-term shareholder value through enhancing its hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the six months ended June 30, 2021, we repaid $85.0 million of our mortgage loans. Subsequent to June 30, 2021, we repaid $27.4 million of our mortgage loans.

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

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators included:

•ADR
•Occupancy
•RevPAR
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

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

Results of Operations
COVID-19

Our hotel property-owning Lessors lease the hotel properties to the property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Beginning in March 2020, the Lessees experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. In response to the government-mandated stay-in-place orders and the significant reduction in demand due to the COVID-19 pandemic, RLJ initially suspended operations at 13 of our hotels. As stay-in-place restrictions were lifted, RLJ developed a framework to open hotels in a socially and financially responsible manner. Based on this framework, RLJ began reopening our hotels during the quarter ended June 30, 2020, and as of June 30, 2021, only one hotel located in New York City remained suspended. During the three and six months ended June 30, 2021, the Lessees benefited from significant growth in demand as a result of increased vaccine distribution, easing of government restrictions and pent-up leisure demand. These trends, combined with RLJ's reopening strategy, led to a significant improvement in our results of operations for the three and six months ended June 30, 2021 as compared to the same periods in the prior year.

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

	For the three months ended June 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$23,107	$(5,182)	$28,289
Total revenues	23,107	(5,182)	28,289
Expenses
Operating expenses
Depreciation and amortization	19,413	18,757	656
Property tax, insurance and other	8,761	9,147	(386)
General and administrative	246	617	(371)
Transaction costs	(3)	(1)	(2)
Total operating expenses	28,417	28,520	(103)
Other income	18	—	18
Interest income	23	18	5
Interest expense	(7,594)	(7,775)	181
Related party interest expense	(666)	(746)	80
Loss on sale of hotel properties, net	—	(42)	42
Loss on extinguishment of indebtedness, net	(3,611)	—	(3,611)
Loss before equity in income (loss) from unconsolidated joint ventures	(17,140)	(42,247)	25,107
Equity in income (loss) from unconsolidated joint ventures	60	(958)	1,018
Net loss and comprehensive loss	(17,080)	(43,205)	26,125
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	100	101	(1)
Noncontrolling interest in FelCor LP	169	431	(262)
Net loss and comprehensive loss attributable to Rangers	$(16,811)	$(42,673)	$25,862

Revenues

    Related Party Lease Revenue

Related party lease revenue for the three months ended June 30, 2021 increased $28.3 million from the three months ended June 30, 2020. The increase was partially attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the declining impact of the COVID-19 pandemic during the three months ended June 30, 2021. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. In addition, during the three months ended June 30, 2020, we recorded a reversal of revenue related to percentage rent recorded during the three months ended March 31, 2020 as estimated percentage rent due was revised pursuant to updated percentage rent calculations for the full year ended December 31, 2020. Furthermore, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent totaling $17.5 million for the three months ended June 30, 2020, which exceeded the base rent abatements totaling $2.8 million which were granted for the three months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2021 increased $0.7 million to $19.4 million from $18.8 million for the three months ended June 30, 2020. The increase was primarily due to capital expenditures made during and since the three months ended June 30, 2020.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the three months ended June 30, 2021 decreased $0.4 million to $8.8 million from $9.1 million for the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in real estate tax assessments, which was partially offset by an increase in ground lease expense due to the declining impact of the COVID-19 pandemic, which resulted in higher percentage rent incurred on our ground leases for the three months ended June 30, 2021. The decrease was also partially offset by an increase in property insurance expense due to higher property insurance premiums during the three months ended June 30, 2021.

General and Administrative

General and administrative expense for the three months ended June 30, 2021 decreased $0.4 million to $0.2 million from $0.6 million for the three months ended June 30, 2020. The decrease was primarily due to certain litigation costs outside of the normal course of operations which were incurred in the prior year but not in the current year.

Interest Expense

Interest expense for the three months ended June 30, 2021 decreased $0.2 million to $7.6 million from $7.8 million for the three months ended June 30, 2020. The decrease in interest expense was due to the lower average debt balance during the three months ended June 30, 2021 due to scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in the London Interbank Offered Rate ("LIBOR"). These decreases were partially offset by an increase due to reduced amortization for the three months ended June 30, 2021 of the fair value adjustment on a mortgage loan which we paid off in June 2021. RLJ had pushed down this fair value adjustment to our consolidated financial statements as a result of the Mergers.

Related Party Interest Expense

Related party interest expense for the three months ended June 30, 2021 decreased $0.1 million from the three months ended June 30, 2020. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Loss on Extinguishment of Indebtedness, net

During the three months ended June 30, 2021, we recognized a net loss on extinguishment of indebtedness of $3.6 million primarily related to early termination costs on a mortgage loan that was paid down during the period. There was no gain or loss on extinguishment of indebtedness during the three months ended June 30, 2020.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures for the three months ended June 30, 2021 increased $1.0 million to income of $0.1 million from a loss of $1.0 million for the three months ended June 30, 2020. The increase was primarily attributable to the impact of the COVID-19 pandemic.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

	For the six months ended June 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Related party lease revenue	$41,046	$20,436	$20,610
Total revenues	41,046	20,436	20,610
Expenses
Operating expenses
Depreciation and amortization	38,540	37,284	1,256
Property tax, insurance and other	12,878	19,519	(6,641)
General and administrative	387	984	(597)
Transaction costs	(3)	10	(13)
Total operating expenses	51,802	57,797	(5,995)
Other (expense) income	(9)	1	(10)
Interest income	47	113	(66)
Interest expense	(15,239)	(15,808)	569
Related party interest expense	(1,330)	(1,713)	383
Loss on sale of hotel properties, net	—	(42)	42
Loss on extinguishment of indebtedness, net	(3,611)	—	(3,611)
Loss before equity in loss from unconsolidated joint ventures	(30,898)	(54,810)	23,912
Equity in loss from unconsolidated joint ventures	(238)	(409)	171
Net loss and comprehensive loss	(31,136)	(55,219)	24,083
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	199	151	48
Noncontrolling interest in FelCor LP	309	551	(242)
Net loss and comprehensive loss attributable to Rangers	$(30,628)	$(54,517)	$23,889

Revenues

Related Party Lease Revenue

Related party lease revenue for the six months ended June 30, 2021 increased $20.6 million to $41.0 million from $20.4 million for the six months ended June 30, 2020. The increase was partially attributable to an increase in percentage lease revenue as a result of higher room revenues, food and beverage revenues and other revenues of the Lessees primarily due to the declining impact of the COVID-19 pandemic during the six months ended June 30, 2021. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. Additionally, as a result of the COVID-19 pandemic, the Lessees negotiated for and were granted abatements on base rent totaling $17.5 million for the three months ended June 30, 2020 (no abatements were granted for the three months ended March 31, 2020). These base rent abatements exceeded the base rent abatements totaling $5.6 million which were granted for the six months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021 increased $1.3 million to $38.5 million from $37.3 million for the six months ended June 30, 2020. The increase was due to capital expenditures made during and since the six months ended June 30, 2020.

Property Tax, Insurance and Other

Property tax, insurance and other expense for the six months ended June 30, 2021 decreased $6.6 million to $12.9 million from $19.5 million for the six months ended June 30, 2020.  The decrease in property tax, insurance and other expense was primarily attributable to a decrease in real estate tax expense due to decreases in real estate tax assessments, including final assessments of certain of our California hotels which had assessments impacted by the Mergers. The final assessment of these California hotels resulted in a benefit of $5.4 million during the six months ended June 30, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed. The decrease was partially offset by an increase in property insurance expense due to higher property insurance premiums during the six months ended June 30, 2021.
General and Administrative

General and administrative expense for the six months ended June 30, 2021 decreased $0.6 million to $0.4 million from $1.0 million for the six months ended June 30, 2020. The decrease was primarily attributable to our efforts to reduce costs in response to the COVID-19 pandemic and higher corporate office sublease reimbursements in the current period. In addition, the decrease resulted from certain litigation costs outside of the normal course of operations which were incurred in the prior year but not in the current year.

Interest Expense

Interest expense for the six months ended June 30, 2021 decreased $0.6 million to $15.2 million from $15.8 million for the six months ended June 30, 2020. The decrease in interest expense was due to the lower average debt balance during the six months ended June 30, 2021 due to scheduled mortgage loan principal payments, as well as a lower average interest rate on our variable rate debt due to decreases in LIBOR. These decreases were partially offset by an increase due to reduced amortization for the six months ended June 30, 2021 of the fair value adjustment on a mortgage loan which we paid off in June 2021. RLJ had pushed down this fair value adjustment to our consolidated financial statements as a result of the Mergers.

Related Party Interest Expense

Related party interest expense for the six months ended June 30, 2021 decreased $0.4 million to $1.3 million from $1.7 million for the six months ended June 30, 2020. The decrease in related party interest expense was due to decreases in LIBOR. The related party mortgage loan has an interest rate of LIBOR + 3.00%. In November 2018, our consolidated joint venture entered into an $85.0 million related party mortgage loan with RLJ LP. The hotel property owned by our consolidated joint venture is encumbered by the related party mortgage loan.

Loss on Extinguishment of Indebtedness, net

During the six months ended June 30, 2021, we recognized a net loss on extinguishment of indebtedness of $3.6 million primarily related to early termination costs on a mortgage loan that was paid down during the period. There was no gain or loss on extinguishment of indebtedness during the six months ended June 30, 2020.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures for the six months ended June 30, 2021 decreased $0.2 million to $0.2 million from $0.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to the impact of the COVID-19 pandemic.

Liquidity and Capital Resources

Our liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•redevelopments, conversions, renovations and other capital expenditures that need to be made periodically to our hotel properties;

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

Our hotel property-owning Lessors lease our hotel properties to property-operating Lessees. We receive related party lease revenue from these lease agreements, including percentage rent. The percentage rent amounts are calculated based on a percentage of room revenues, food and beverage revenues and other revenues at the hotel properties. As a result, we believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material impact on our financial results and liquidity. In addition, as a result of the COVID-19 pandemic, two of the Lessees negotiated for and were granted abatements on base rent totaling $2.8 million for the three months ended March 31, 2021, and abatements on base rent totaling $2.8 million for the three months ended June 30, 2021. The Lessees have received total abatements on base rent of $5.6 million during the six months ended June 30, 2021. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted.

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

As of June 30, 2021, we had $64.9 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $37.6 million and the net cash flow provided by operating activities totaled $38.2 million for the six months ended June 30, 2021 and 2020, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash received from the hotel property lease agreements between the Lessors and the Lessees, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $17.4 million for the six months ended June 30, 2021 primarily due to $14.9 million in routine capital improvements and additions to our hotel properties, $0.3 million in contributions to unconsolidated joint ventures and a $2.2 million advance that our consolidated joint venture provided to its Lessee as a result of the impact of the COVID-19 pandemic on the Lessee's operations.

The net cash flow used in investing activities totaled $17.9 million for the six months ended June 30, 2020 primarily due to $17.7 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $54.3 million for the six months ended June 30, 2021 primarily due to $146.8 million in contributions from members (partners). The net cash flow provided by financing activities was partially offset by $2.0 million in distributions to members (partners), $89.3 million in repayment of a mortgage loan and $1.2 million in scheduled mortgage loans principal payments.

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

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel property we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2021, approximately $2.3 million was held in FF&E reserve accounts for future capital expenditures.

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

Pursuant to amended Rule 3-10 of Regulation S-X, the following aggregate summarized financial information is provided for FelCor LP and the Subsidiary Guarantors. The aggregate summarized financial information does not include the investments in non-guarantor subsidiaries nor the earnings from non-guarantor subsidiaries and therefore is not necessarily indicative of the results of operations or financial position had FelCor LP and the Subsidiary Guarantors operated as independent entities. Intercompany transactions have been eliminated. The aggregate summarized balance sheet information as of June 30, 2021 and December 31, 2020 and aggregate summarized statement of operations and comprehensive loss information for the six months ended June 30, 2021 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Investment in hotel properties, net	$557,809	$563,231
Related party rent receivable	14,008	—
Note receivable from non-guarantor subsidiary	32,709	32,709
Interest receivable from non-guarantor subsidiary	2,641	2,272
Deferred rent asset - related party	450	420
Other assets	125,236	128,049
Total assets	$732,853	$726,681

Debt, net	$518,209	$520,538
Related party rent payable	—	2,473
Deferred rent liability - related party	55	47
Other liabilities	46,684	48,896
Total liabilities	$564,948	$571,954

For the six months ended June 30, 2021
Related party lease revenue	$16,503
Total operating expenses	(20,748)
Other expense	(3)
Interest income	41
Interest income on note receivable from non-guarantor subsidiary	369
Interest expense	(12,148)
Loss before equity in loss from unconsolidated joint ventures	(15,986)
Equity in loss from unconsolidated joint ventures	(238)
Net loss and comprehensive loss attributable to FelCor LP	$(16,224)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2021, we had approximately $96.0 million of total variable rate debt outstanding (or 14.0% of total indebtedness) with a weighted-average interest rate of 1.70% per annum. As of June 30, 2021, if market interest rates on our variable rate debt were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.0 million annually. As of June 30, 2021, we also had approximately $85.0 million of total variable rate related party debt outstanding (or 12.4% of total indebtedness) with a weighted-average interest rate of 3.10% per annum. As of June 30, 2021, if market interest rates on our variable rate related party debt were to increase by 1.00%, or 100 basis points, related party interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Total
Fixed rate debt (1)	$348	$27,061	$—	$—	$474,888	$502,297
Weighted-average interest rate	4.94%	4.94%	—%	—%	6.00%	5.94%
Variable rate debt (2)	$—	$—	$—	$96,000	$—	$96,000
Weighted-average interest rate	—%	—%	—%	1.70%	—%	1.70%
Variable rate debt - related party debt	$—	$—	$85,000	$—	$—	$85,000
Weighted-average interest rate	—%	—%	3.10%	—%	—%	3.10%
Total	$348	$27,061	$85,000	$96,000	$474,888	$683,297

(1)Excludes a total of $18.7 million related to fair value adjustments on the debt that RLJ pushed down to our consolidated financial statements as a result of the Mergers.
(2)Excludes $0.5 million of net deferred financing costs on the mortgage loan.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2021, the estimated fair value of our fixed rate debt was $513.3 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $0.4 million.

Item 4.            Controls and Procedures.

Rangers

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rangers' management, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers' Chief Executive Officer and Chief Financial Officer concluded that Rangers' disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in Rangers' internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

FelCor LP

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the management of Rangers GP, the sole general partner of FelCor LP, under the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Rangers GP's Chief Executive Officer and Chief Financial Officer concluded that FelCor LP's disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in FelCor LP's internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RANGERS SUB I, LLC

Dated: August 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

FELCOR LODGING LIMITED PARTNERSHIP
By: Rangers General Partner, LLC, its General Partner

Dated: August 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)